Form 10-Q
period 2016-02-29
Asset Solutions Inc
filed 2016-06-02
CIK 1653629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

Commission file number 333-207383

ASSET SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

5 Garbary, Gdansk, Poland 80327

Email: assetsolutions360@gmail.com

(Address of principal executive offices, including zip code)

Tel. U.S. (702)793-2497 Poland +011(48)(58)732-8054
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of June 1, 2016

ITEM 1. FINANCIAL STATEMENTS

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 29, 2016	May 31, 2015
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$208	$4,890

FIXED ASSETS
Office Building	13,653	13,653
Accumulated Depreciation	(758)

TOTAL ASSETS	$13,102	$18,543

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Related Party Loan	100	100
Total Liabilities	100	100

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 4,000,000 shares issued and outstanding at Feb 29, 2016 and May 31, 2015	4,000	4,000
Income (Deficit) accumulated during the development stage	9,002	14,443

Total Stockholders' Equity	13,002	18,443

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,102	$18,543

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

			Inception
	Three Months Ended	Nine Months Ended	(March 26, 2015) to
	February 29, 2016	February 29, 2016	February 29, 2016

Income:

Revenue	$14,016	$74,126	$104,999

Cost of Goods Sold:
Product Purchases	13,931	68,081	84,473

Gross Profit	85	6,045	20,526

Operating Expenses:

General and administrative	1,593	11,485	11,524

Total Expenses	1,593	11,485	11,524

Net income before income tax provision	(1,508)	(5,440)	9,002

Provision for income tax	-	-	-

Net gain (loss) for the period	$(1,508)	$(5,440)	$9,002

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding:

Basic and diluted	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

		From inception
	Nine Months Ended	(March 26, 2015) to
	February 29, 2016	February 29, 2016

Operating activities:

Net gain (loss)	$(5,440)	$9,002
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accounts Payable	-	-
Depreciation	758	758

Net cash provided by operating activities	(4,682)	9,761

Investing activities:

Building and Land	-	(13,653)

Net cash provided by investing activities	-	(13,653)

Financing activities:

Related Party Loan	-	100
Proceeds from issuance of common stock	-	4,000

Net cash provided by financing activities	-	4,100

Net increase in cash	(4,682)	208

Cash, beginning of period	4,890	-

Cash, end of period	$208	$208

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Asset Solutions Inc.

Notes to the Financial Statements

February 29, 2016

Note 1: Organization and Basis of Presentation

Asset Solutions Inc. (the "Company") is a for profit corporation established under the corporate laws of the State of Nevada on March 26, 2015.

The Company is in the development phase and intends to expand its office chair distribution business. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The accompanying unaudited interim financial statements of Asset Solutions Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended May 31, 2014 as reported in the Registration Statement on Form S-1 have been omitted.

Unless the context otherwise requires, all references to "we," "us," "our" or the "Company" are to Asset Solutions Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Asset Solutions Inc.

Notes to the Financial Statements

February 29, 2016

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company recognizes revenues in accordance with FASB ASC Topic 605, "Revenue Recognition", and with the guidelines of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Our customers pay for their product at the time we are advised by the manufacturer/distributor that the product is ready for shipment or pick-up. The Company recognizes revenue when the pre-paid product has been delivered to, or picked up by, the customer. In the event there is a significant delay between the date the customer pre-pays for the product and the delivery or pick-up of the product, revenue would be deferred until the customer accepts delivery of the product.

Income Taxes

We will use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for the reporting period presented.

The Company did not record any income tax accrual for the period from inception to February 29, 2016. We expect to incur significant expenses in future periods which will offset the net income shown in the period ended February 29, 2016.

Asset Solutions Inc.

Notes to the Financial Statements

February 29, 2016

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Note 3: Legal Matters

The Company has no known legal issues pending.

Note 4: Capital Stock

The Company has authorized 75,000,000 shares of common stock with a par value of $0.001 per share.

On May 13, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received proceeds of $4,000 from the sale of the common stock.

As of February 29, 2016 there were no outstanding stock options or warrants.

Note 5: Fixed Assets

On May 25, 2015 the Company purchased a small office located at 5 Garbary in Gdansk Poland. The purchase price was $13,653. The Company will utilize the space as its primary office.

Fixed assets are stated at cost. The Company will utilize straight-line depreciation over the estimated useful life of the asset.

Buildings – 15 years

Office Equipment – 7 years

During the three months ended February 29, 2016 the Company recorded $228 in depreciation expense for the building, no depreciation was recorded for office equipment as none had been purchased.

Note 6: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Asset Solutions Inc.

Notes to the Financial Statements

February 29, 2016

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for the reporting period presented.

The Company did not record any income tax accrual for the period from inception to February 29, 2016. We expect to incur significant expenses in future periods which will offset the net income shown in the period ended May 31, 2015.

In the future the Company will record income tax accruals at the following rates:

Federal	34%
State	5%
39%

Note 7: Related Party Transactions

The director of the Company made the initial $100 deposit to open the bank account. The amount is being carried as a Related Party Loan which bears no interest and is payable on demand.

Note 8: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued, May 31, 2016. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Asset" and "Asset Solutions" mean Asset Solutions Inc., unless the context clearly requires otherwise.

Results of Operations

Since inception, we have sold 4,000,000 shares of common stock to our sole officer and director for net proceeds of $4,000.

Our total assets at February 29, 2016 were $13,102, which was comprised of $208 cash in the bank and $12,895 (net) in our office building. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

The Company's Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on April 12, 2016. The offering is still active.

Our revenue for the three months ended February 29, 2016 was $14,016. Our cost of goods sold for the three months ended February 29, 2016 was $13,931 resulting in gross profits of $85. Our operating expenses for the three months ended February 29, 2016 were $1,593 resulting in net income (loss) of $(1,508).

Our revenue for the nine months ended February 29, 2016 was $74,126. Our cost of goods sold for the nine months ended February 29, 2016 was $68,081 resulting in gross profits of $6,045. Our operating expenses for the nine months ended February 29, 2016 were $11,485 resulting in net income (loss) of $(5,440).

Our revenue from inception (March 26, 2015) through February 29, 2016 was $104,999. Our cost of goods sold for the same period was $84,473 resulting in a gross profit of $20,526. Our operating expenses for the same period were $11,524, resulting in a net income (loss) of $9,002, a net gain (loss) of $0.00 per share.

As of February 29, 2016, there is a total of $100 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payableis interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through February 29, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	2/29/2016

Cash	$208
Total assets	$13,102
Total liabilities	$100
Stockholder's equity	$13,002

Plan of Operation for the next 12 months

We intend to continue our operations in the business of office chair products distribution. We have generated $104,999 in revenues from the sale of office products to one client in three orders. Our principal business activities to date consist of creating a business plan, purchasing our office building in Poland and signing a Marketing and Sales Distribution Agreement with our suppliers: Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd. and YICHUANG INDUSTRY LIMITED dated March 27th, April 2nd and April 13th.

Our current cash balance of $208 will not be sufficient to fund our operations for the next 12 months, if we are unable to successfully raise money in our offering. However, if we sell half of the securities offered for sale by the Company and raise the gross proceeds of $40,000 will satisfy cash requirements for 12 months and we will not be required to raise additional funds to meet operating expenses, but our growth strategy will be limited. If we sell more than half of the shares in our offering, we believe the money will last for more than a year, and also provide funds for growth strategy. If we need more money we will have to revert to obtaining additional financing by way of a private debt or equity financing. We may also utilize funds from Mr. Robak, our sole Officer and Director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. There is no a maximum amount of funds that our President has agreed to advance. Mr. Robak, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

During first months after completion of our offering, we will furnish our office and develop our web site. During months 6-12 we will be developing our marketing campaign and we believe we will start to see substantial increase in sales of our products and earn much larger revenue. Until this time, we do not believe that our operations will greatly increasing in profits. There is no assurance we will ever reach that stage.

We will not be conducting any product research or development right now, but we might do it in the future. Further we do not expect significant changes in the number of employees which we have none right now. Upon completion of our public offering, our specific goal is to increase our sales of our office chair products.

After the effectiveness of our registration statement by the Securities and Exchange Commissions, we intend to concentrate our efforts on raising capital. During this period, our operations will be limited due to the limited amount of funds on hand. Upon completion of our public offering, our specific goal is to increase our sales of our office chair products. Our plan of operations following the completion is as follows:

Furnish our Office

Time Frame: 1st-3rd months.

Material costs: $4,000-$5,000.

Upon completion of the offering we plan to furnish up our office which we purchased on May 29, 2015 in Poland and acquire the necessary equipment to continue operations. We plan to purchase additional office equipment. We already have a desk, office chair, lamp, computer terminal, phone and internet, but we do need and will purchase 3 more computers, 3 more desks, 3 more lamps, 3 more chairs, 3 more phones, 1 computer modem with 1 splitter (multi-connector), 1 fast printer and 1 paper binder (to make brochures). Our sole officer and director, Olaf Robak will take care of our initial administrative duties. We believe that it will cost at least $4,000 to set up office and obtain the necessary equipment and stationery to continue operations. If we sell 75% of the shares offered the furnishing costs will remain at $4,000. In the event we sell all of the shares offered we will buy additional and more advanced equipment that will help us in everyday operations; therefore the office furnishing costs will be approximately $5,000.

Develop Our Website

Time Frame: 4th-6th months.

Material costs: $5,500-$12,500.

During this period, we intend to begin developing our website. Our sole officer and director, Olaf Robak will be in charge of registering our web domain. As of the date of this report we have not yet identified or registered any domain names for our website. Once we register our web domain, we plan to hire a web designer to help us with the design and develop our website. We do not have any written agreements with any web designers at current time. The website development costs, including site design and implementation will be approximately $5,500. If we sell 75% or 100% of the shares offered and all of the shares offered we will develop more sophisticated and well-designed web site, therefore developing cost will be $9,500 and $12,500 accordingly. Updating and improving our website will continue throughout the lifetime of our operations.

Marketing

Time Frame: 6th-12th months.

Material costs: $7,000-$14,000.

Once our website is operational, we will begin to market our products. We will develop our client base by focusing our marketing efforts on office chair products distributors. Our geographical market we first intend to distribute our products is United States. We will compete with other distributors and manufactures for positioning of our products in retail space. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in our industry to showcase our product with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. We intend to spend from $7,000 to $14,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

If we do not raise at least $40,000 in our offering, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot increase profitability, we may have to suspend or cease operations.

Negotiate agreements with potential customers

Time Frame: 6th-12th months.

No material costs.

When our website is operational, we plan to contact and start negotiation with more potential customers. We plan to enter into distribution and supply agreements with office chair products distributors. We will negotiate terms and conditions of collaboration. This activity will be ongoing throughout our operations. Even if we are able to obtain sufficient number of agreements at the end of the twelve month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Hire a sales person

Time Frame: 6th-12th months.

Material costs: $0-$23,000.

If we do not sell at least 75% of shares in our offering we will not hire an outside salesperson unless revenues support the cost. If we raise at least 75% from the offering we intend to hire one part time salesperson with good knowledge and connections in the office chair products distribution for $11,000. The salesperson's job would be to find new potential purchasers, introduce our products and to set up agreements with them to buy our office chair products. If we sell 100% shares in our offering we will hire the salesperson fulltime at $23,000.

In summary, during 1st - 6th month we should have established our office and developed our website. After this point we should be ready to start more significant operations and start selling our products. During months 6-12 we will be developing our marketing campaign. There is no assurance that we will increase our revenue in the first 12 months after completion of our offering.

Olaf Robak, our president will be devoting approximately twenty hours per week to our operations. Mr. Robak has agreed to work with no compensation during our development stage. If revenue supports that expense Mr. Robak may be compensated for his services in the future but there is currently no agreement in place to do so. Once we expand operations, and are able to attract more and more customers to buy our products, Mr. Robak has agreed to commit more time as required. Because Mr. Robak will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Estimated Expenses for the Next Twelve Month Period

The following provides an overview of our estimated expenses to fund our plan of operation over the next twelve months.

Gross proceeds	$40,000	(50%)	$60,000	(75%)	$80,000	(100%)
Offering expenses	$8,000		$8,000		$8,000
Net proceeds	$32,000		$52,000		$72,000
Establishing office	$4,000		$4,000		$5,000
Website development	$5,500		$9,500		$12,500
Sales person salary	$-		$11,000		$23,000
Marketing and advertising	$7,000		$9,500		$14,000
SEC reporting and compliance	$15,000		$15,000		$15,000
Miscellaneous expenses	$500		$1,000		$2,500

The various offering amounts presented in the table above are for illustrative purposes only and the actual amount of proceeds raised, if any, may differ significantly.

Liquidity and Capital Resources

At February 29, 2016 the Company had $208 in cashand there were outstanding liabilities of $100. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended February 29, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207383, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asset Solutions Inc. Registrant

Date June 1, 2016	By:	/s/ Olaf Robak
Olaf Robak
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

