Form 10-K
period 2016-05-31
Asset Solutions Inc
filed 2016-09-08
CIK 1653629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-207383

ASSET SOLUTIONS INC
(Exact name of registrant as specified in its charter)

Nevada	37-1780402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Garbary, Gdansk, Poland 80327

Email: assetsolutions360@gmail.com

(Address of registrant's principal executive offices)

Registrant's telephone number, including area code:

U.S. (702)793-2497 Poland +011(48)(58)732-8054

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2016, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Asset" and "Asset Solutions" mean Asset Solutions Inc, unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

Asset Solutions Inc. was incorporated in the State of Nevada on March 26, 2015 and established a fiscal year end of May 31. We do have initial revenues, have hard assets (office in Poland) and have incurred net profits since inception. We are a development-stage company formed to continue operations in the distribution of office chair products. We have recently started our operation. As of today, we have developed our business plan, purchased our office in Poland, and executed a Marketing and Sales Distribution Agreement with our suppliers Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd., YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO., dated March 27th, April 2nd, April 13th. We have generated $60,885 in revenues from the sale of office products to one client in two orders. We maintain our statutory registered agent's office at 17 Castle Carson City, NV 89706. Our business office is located at 5 Garbary, Gdansk, Poland 80327. Our telephone number is U.S. (702)793-2497 and Poland +011(48)(58)732-8054.

We plan to expand our marketing and distribution of an assortment of office chair products. Our products are offered at prices marked-up from 10% to 12% of our cost. Our customers are asked to pay us 100% in advance. We fill placed orders and supply the products within a period of thirty days (30) days or less following receipt of any written order. We do not currently offer any credit terms relating to order payments. Our customers are asked to pay us 100% in advance. Customers have two options to pay for products: by wire transfer or by sending a check/money order. If customer decides to pay by check/money order, then we apply a certain amount of days before shipping to have the check/money order cleared. Customers are responsible to cover the shipping costs. Since we generally have a 30-day period to process/fill orders, we do not purchase inventory in advance, but rather ship directly from supplier to customer. We do not store inventory for any period of time. The orders are shipped to the customers upon customers' requests. Customers are responsible for the custom duties, taxes, insurance or any other additional charges that are incurred.

Product

We distribute office chair products such as office chairs as well as office chairs accessories to the US wholesalers.

Our Suppliers

Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd.,YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO. located in China. These companies are manufacturers of office chair products in China and collaborate with many companies in Chinese Republic and in the U.S.

Sales and Marketing Strategy

We currently distribute our products to United States. We intend to enter into agreements with numerous office chair product wholesale distributors and the wholesale distributors will markets and sell the products to its retail clients. As of today, we have one wholesaler who has purchased our products. Our competitive advantage is that we offer a high quality product, while maintaining reasonable prices.

Initially, our sole officer and director, Olaf Robak will market our products. If futures sales support the expense, we intend to hire a part-time or full-time salesperson with good knowledge and connections in the office chair products distribution industry to introduce our product. The salesperson's job would be to find new potential purchasers, and to set up agreements with them to buy our office chair products. We intend to focus on direct marketing efforts whereby our representative will directly contact:

*	distributors that are responsible for marketing and selling office chair products;

*	commercial office managers who can introduce us to their business customers;

*	retail outlets such as office supply stores.

Competition

The level of competition in office chair products distribution business is extremely high. Many of our established competitors have developed a brand following which would make our potential customers prefer their office chair products over ours. Aggressive lower pricing tactics implemented by our competitors would make it difficult for us to continue to enter the market. Economies of scale would make it easier for our larger established competitors to negotiate price discounts with their suppliers of office chair products which would leave us at a disadvantage. The principal competitive factors in our industry are pricing and quality of goods. We will be in a market where we compete with many domestic and international companies offering similar products. We will be in direct competition with them. Many large companies will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for similar product than us which may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Asset Solutions Inc. has entered the market and have one customer who has placed two orders for our products. Since we have entered the market, we are one of many participants in the business of distributing office chair products. Many established, yet well financed entities are currently active in the business of distribution such products. Nearly all Asset Solutions Inc.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Asset Solutions Inc. We are, consequently, at a significant competitive disadvantage in the market.

Marketing and Sales Distribution Agreement with our supplier

We have executed a Marketing and Sales Distribution Agreement with our suppliers: Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd. ,YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO. dated March 27th, April 2nd, April 13th. This Marketing and Sales Distribution Agreement (the "Agreement") is made by and between Asset Solutions Inc., a Nevada Corporation ("Distributor") to market and distribute the office chair products ("Products"), and Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd. ,YICHUANG INDUSTRY LIMITED, and L.F. LEISURE PRODUCTS CO. Chinese companies ("Suppliers"), collectively the "Parties", on March 27th, April 2nd and April 13th,2015. The material terms of the Marketing and Sales Distribution Agreement are the following:

a.	Buyer shall pay Seller the sum as may be agreed upon in writing by the parties

b.	Seller has the power to enter into and perform this Purchase and Sale Contract and the transactions contemplated by this Purchase and Sale Contract.

c.	There are no claims, actions, suits or proceedings pending or threatened against Seller which, if determined adversely to Seller, would have a material adverse effect on the Assets or which would materially and adversely affect Seller's ability to perform its obligations under this Purchase and Sale Contract. The parties agree to cooperate as reasonably requested by any other party to effectuate the assignments and intent contained herein. Such cooperation includes the execution of documents required by governmental agencies and/or third parties to effectuate any of the foregoing.

All copies of Sales Distribution Agreements are filed as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 to this registration statement.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer, Olaf Robak.

Offices

Our business office is located at 5 Garbary, Gdansk, Poland 80327. Our phone number is U.S (702)793-2497 and Poland +011(48)(58)732-8054. We purchase the office on May 29, 2015 for $13,652.55. It is 500 sq. feet of office in a stand along building. It has office desk, office chair, lamp and computer terminal, phone and internet. It has small restroom and outside parking place.

Our office in Poland is currently suitable and adequate for our business needs. We utilize it for business purposes such as phone calls and e-mails contacting potential customers and coordinating orders with our current client.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of office chair products and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however we will have to comply with all applicable export and import regulations.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

RISKS ASSOCIATED TO OUR BUSINESS

WE HAVE EARNED LIMITED REVENUE FROM ONE SALE; HOWEVER. OUR ABILITY TO DEVELOP AND SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING.

We have accrued a net loss of $31,618 for the period from our inception on March 26, 2015 to May 31, 2016, and have $163,694 in revenues as of this date. Our future is dependent upon our ability to obtain financing to develop our operations and upon future profitable operations in the distribution of office chair products. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE COMMENCED LIMITED OPERATIONS IN OUR BUSINESS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on March 26, 2015 and to date have been involved primarily in organizational activities, getting initial sales done and purchasing an office located at 5 Garbary, Gdansk, Poland 80327. We have commenced limited business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing increase in revenues. We expect to incur losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We require minimum funding of approximately $40,000 to conduct our proposed operations for a period of one year. If we are not able to raise this amount, or if we experience a shortage of funds prior to funding we may utilize funds from Olaf Robak, our sole officer and director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. However, Mr.Robak has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. After one year we may need additional financing. We do not currently have any arrangements for additional financing.

WE FACE STRONG COMPETITION FROM LARGER AND WELL ESTABLISHED COMPANIES, WHICH COULD HARM OUR BUSINESS AND ABILITY TO OPERATE PROFITABLY.

Our industry is competitive. There are many different office chair products distributors. Even though the industry is highly fragmented, it has a number of large and well established companies, which are profitable and have developed a brand name. Aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We currently have no customers. We have not identified any customers and we cannot guarantee we ever will have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations. You are likely to lose your entire investment if we cannot sell office chair products at prices which generate a profit.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, OUR MARKETING CAMPAIGN MAY NOT BE ENOUGH TO ATTRACT SUFFICIENT CLIENTS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE WILL SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our products known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

BECAUSE WE WILL EXPORT OUR PRODUCTS FROM CHINA, A DISRUPTION IN THE DELIVERY OF EXPORTED PRODUCTS MAY HAVE A GREATER EFFECT ON US THAN ON OUR COMPETITORS.

We will export our product from China. Because we plan to purchase our products in China and have them shipped to the locations of our customers in the United States and possibly later in Europe, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in the destination countries. Deliveries of our products may be disrupted through factors such as:

(1)	raw material shortages, work stoppages, strikes and political unrest;

(2)	problems with ocean shipping, including work stoppages and shipping container shortages;

(3)	increased inspections of import shipments or other factors causing delays in shipments; and

(4)	economic crises, international disputes and wars.

Most of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

BECAUSE CHINESE LAW GOVERNS ALMOST ALL OF OUR MATERIAL AGREEMENTS, WE MAY NOT BE ABLE TO ENFORCE OUR LEGAL RIGHTS WITHIN CHINA OR ELSEWHERE, WHICH COULD RESULT IN A SIGNIFICANT LOSS OF BUSINESS, BUSINESS OPPORTUNITIES, OR CAPITAL.

We have a supply agreement with Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd., YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO.. We cannot assure you that we will be able to enforce this agreement or any of our material agreements that we may enter into or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our agreements could result in a significant loss of business, business opportunities or capital.

IMPOSITION OF TRADE BARRIERS AND TAXES MAY REDUCE OUR ABILITY TO DO BUSINESS INTERNATIONALLY, AND THE RESULTING LOSS OF REVENUE COULD HARM OUR PROFITABILITY.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS NO EXPERIENCE IN OUR INTENDED OPERATIONS OF THE DISTRIBUTION OF OFFICE CHAIR PRODUCTS, OUR BUSINESS HAS A HIGH RISK OF FAILURE.

Our sole officer and director has no professional training or experience in the distribution of office chair products. Mr. Robak's lack of experience might hinder our ability to continue selling our office chair products and increase our earned revenue. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

ALL OF OUR PRODUCT PURCHASES WILL BE MADE FROM SUPPLIERS IN ONE COUNTRY. IF THESE SUPPLIERS DECREASE OR TERMINATE THEIR RELATIONSHIPS WITH US OUR BUSINESS WOULD LIKELY FAIL IF WE ARE UNABLE TO FIND A SUBSTITUTE FOR THESE COMPANIES.

As a result of being totally dependent on our wholesale suppliers only located in China, we may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased pressure, timing and availability of export licenses, the burden of complying with a variety of foreign laws and treaties, and uncertainties relative to regional, political and economic circumstances. We purchase our products from Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd., YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO. Our agreement with these companies does not prevent them from supplying their office chair products to our competitors or directly to consumers. If these companies decrease, modify or terminate their associations with us for any other reason, we would suffer an interruption in our business unless and until we found a substitute for these suppliers. If we were unable to find a substitute for these suppliers, our business would likely fail. We cannot predict what the likelihood would be of finding acceptable substitute suppliers.

BECAUSE OUR SOLE OFFICER AND DIRECTOR WILL OWNS 80% OF OUR OUTSTANDING COMMON STOCK, HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Robak, our sole officer and director, owns 80 % of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Robak may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR SOLE OFFICER AND DIRECTOR WILL ONLY BE DEVOTING LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS. THIS ACTIVITY COULD PREVENT US FROM ATTRACTING ENOUGH CUSTOMERS AND RESULT IN A LACK OF REVENUES WHICH MAY CAUSE US TO CEASE OPERATIONS.

Olaf Robak, our sole officer and director will only be devoting limited time to our operations. He will be devoting approximately 20 hours a week to our operations. Because our sole office and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

OUR SOLE OFFICER AND DIRECTOR HAS NO EXPERIENCE MANAGING A PUBLIC COMPANY WHICH IS REQUIRED TO ESTABLISH AND MAINTAIN DISCLOSURE CONTROL AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

We have never operated as a public company. Olaf Robak, our sole officer and director has no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

OUR OFFICER AND DIRECTOR LIVES OUTSIDE THE UNITED STATES, MAKING IT DIFFICULT FOR AN INVESTOR TO ENFORCE LIABILITIES IN FOREIGN JURISDICTIONS.

We are a Nevada Corporation and, as such, are subject to the jurisdiction of the state of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. However, since our officer and director resides outside the United States, substantially all or a portion of his assets are located outside the United States. As a result, it may be difficult for an investor to:

a.	Effect service of process within the United States against Mr. Robak;

b.	Enforce United States court judgments based upon the civil liability provisions of the United States federal securities laws against Mr. Robak in the United States;

c.	Enforce in a Polish court United States court judgments based on the civil liability provisions of the United States federal securities laws against the above foreign persons; and

d.	Bring an original action in a Polish court to enforce liabilities based upon the United States federal securities laws against the above foreign person.

AS AN "EMERGING GROWTH COMPANY" UNDER THE JOBS ACT, WE ARE PERMITTED TO RELY ON EXEMPTIONS FROM CERTAIN DISCLOSURE REQUIREMENTS.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

-	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

-	provide an auditor attestation with respect to management's report on the effectiveness of our internal controls over financial reporting;

-	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

-	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

-	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

THE TRADING IN OUR SHARES WILL BE REGULATED BY THE SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLIHED THE DEFINITION OF A "PENNY STOCK."

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $2,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase, if at all.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE IN THIS OFFERING.

We are not currently registered on any market or public stock exchange. There is presently no demand for our common stock and no public market exists for the shares being offered in this prospectus. We have contacted a market maker to apply to have the shares quoted on the Over-the-Counter Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. If we are not able to pay the expenses associated with our reporting obligations we will not be able to apply for quotation on the OTC Bulletin Board. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We are required to file annual, quarterly and current reports, or other information with the SEC as provided by the Securities Exchange Act. We have contacted a market maker to apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all. Also, if we are not able to pay the expenses associated with our reporting obligations we will not be able to apply for quotation on the OTC Bulletin Board.

WE MAY BE EXPOSED TO POTENTIAL RISKS AND SIGNIFICANT EXPENSES RESULTING FROM THE REQUIREMENTS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. If our business develops and grows, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. However, as an "emerging growth company," as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

ITEM 2. PROPERTIES.

Our business office is located at 5 Garbary, Gdansk, Poland 80327. Our phone number is U.S (702)793-2497 and Poland +011(48)(58)732-8054. We purchase the office on May 29, 2015 for $13,652.55. It is 500 sq. feet of office in a stand along building. It has office desk, office chair, lamp and computer terminal, phone and internet. It has small restroom and outside parking place.

Our office in Poland is currently suitable and adequate for our business needs. We utilize it for business purposes such as phone calls and e-mails contacting potential customers and coordinating orders with our current client.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

There has been no market for our securities and a public market may never develop, or, if any market does develop, it may not be sustained. Our common stock is not traded on any exchange or on the over-the-counter market. We have a market maker who has filed an application with the Financial Industry Regulatory Authority ("FINRA") for our common stock to be eligible for trading on the Over-the-Counter Bulletin Board. To be eligible for quotation, issuers must remain current in their quarterly and annual filings with the SEC. If we are not able to pay the expenses associated with our reporting obligations we will not be able to continue the quotation on the OTC Bulletin Board. There can be no assurance that our common stock will ever be quoted on a stock exchange or a quotation service or that any market for our stock will develop.

Holders of our Common Stock

As of May 31, 2016, there were 31 registered stockholders, holding 5,000,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On May 13, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received proceeds of $4,000 from the sale of the common stock.

On May 3 and May 6, 2016 the Company issued a total of 1,000,000 shares of common stock for a purchase price of $0.04 per share to 30 individual investors. The Company received proceeds of $40,000 from the sale of the common stock.

As of May 31, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this prospectus, includes some statements that are not purely historical and that are "forward-looking statements." Such forward-looking statements include, but are not limited to, statements regarding our Company and management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this prospectus are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Results of Operations

We have generated $163,694 in revenues since our inception on March 26, 2015. Our cost of goods sold was $141,827 resulting in a gross profit of $21,867. During the period from inception to May 31, 2016, our operating expenses were comprised of selling, general and administrative expenses of $53,485, resulting in a net loss of $31,618. Our selling, general and administrative expenses consisted of mainly product development and professional fees.

During the year ended May 31, 2016, we generated $132,841 in revenues with cost of goods sold being $125,434, resulting in a gross profit of $7,387. Our operating expenses for the same period were comprised of general and administrative expenses of $53,447, resulting in a net loss of $46,061. Our general and administrative expenses consisted of mainly product development and professional fees.

During the year ended May 31, 2015, we generated $30,873 in revenues with cost of goods sold being $16,393, resulting in a gross profit of $14,481. Our operating expenses for the same period were comprised of general and administrative expenses of $38, resulting in a net gain of $14,443. Our general and administrative expenses consisted of bank fees.

Our total assets at May 31, 2016 were $13,132, which was $465 in cash and $112,667 in property (net). We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On May 3 and May 6, 2016 the Company issued a total of 1,000,000 shares of common stock for a purchase price of $0.04 per share to 30 individual investors. The Company received proceeds of $40,000 from the sale of the common stock.

As of May 31, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

As of May 31, 2016, there is a total of $750 in a related party loan that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Plan of Operation for the next 12 months

We closed our recent Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares will be used to fund the initial stages of our business development. The following table sets forth the use of proceeds based on the sale of 50% of the securities offered for sale by the Company.

Gross proceeds	$40,000 (50%)
Offering expenses	$8,000
Net proceeds	$32,000
Establishing office	$4,000
Website development	$5,500
Sales person salary	$-
Marketing and advertising	$7,000
SEC reporting and compliance	$15,000
Miscellaneous expenses	$500

The above figures represent only estimated costs. If necessary, Olaf Robak, our president and director, has verbally agreed to loan the Company funds as needed to maintain reporting status and quotation on the OTC Electronic Bulletin Board when and if our common stocks become eligible for trading on the Over-the-Counter Bulletin Board. There is no due date for the repayment of the funds advanced by Mr. Robak. Mr. Robak will be repaid from revenues of operations if and when we generate revenues to pay the obligation.

Our plan of operations over the next 12 month period is as follows:

We intend to continue our operations in the business of office chair products distribution. We have generated $60,885 in revenues from the sale of office products to one client in two orders. Our principal business activities to date consist of creating a business plan, purchasing our office building in Poland and signing a Marketing and Sales Distribution Agreement with our suppliers: Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd., YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO., dated March 27th, April 2nd and April 13th, 2015.

Our current cash balance and revenues may not be sufficient to fund our operations for the next 12 months. If we need more money we will have to revert to obtaining additional financing by way of a private debt or equity financing. We may also utilize funds from Mr. Robak, our sole Officer and Director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, including fees payable in connection with the filing reports with the SEC and operation expenses. There is no a maximum amount of funds that our President has agreed to advance. Mr. Robak, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

During first months after completion of our recent offering, we will furnish our office and develop our web site. During months 6-12 we will be developing our marketing campaign and we believe we will start to see substantial increase in sales of our products and earn much larger revenue. There is no assurance we will ever reach that stage.

Our plan of operations is as follows:

Furnish our Office

Time Frame: 1st- 3rd months.

Material costs: $4,000

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

Develop Our Website

Time Frame: 4th – 6th months.

Material costs: $5,500

During this period, we intend to begin developing our website. Our sole officer and director, Olaf Robak will be in charge of registering our web domain. As of the date of this prospectus we have not yet identified or registered any domain names for our website. Once we register our web domain, we plan to hire a web designer to help us with the design and develop our website. We do not have any written agreements with any web designers at current time. The website development costs, including site design and implementation will be approximately $5,500. Updating and improving our website will continue throughout the lifetime of our operations, as revenues allow.

Marketing

Time Frame: 6th - 12th months.

Material costs: $7,000

Once our website is operational, we will begin to market our products. We will develop our client base by focusing our marketing efforts on office chair products distributors. Our geographical market we first intend to distribute our products is United States. We will compete with other distributors and manufactures for positioning of our products in retail space. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in our industry to showcase our product with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. We intend to spend from $7,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Negotiate agreements with potential customers

Time Frame: 6th-12th months.

No material costs.

When our website is operational, we plan to contact and start negotiation with more potential customers. We plan to enter into distribution and supply agreements with office chair products distributors . We will negotiate terms and conditions of collaboration. This activity will be ongoing throughout our operations. Even if we are able to obtain sufficient number of agreements at the end of the twelve month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

We estimate our annual expenses for maintaining or reporting status with the SEC will be $10,000 - $15,000.

Olaf Robak, our president will be devoting approximately twenty hours per week to our operations. Mr. Robak has agreed to work with no compensation during our development stage. If revenue supports that expense Mr. Robak may be compensated for his services in the future but there is currently no agreement in place to do so. Once we expand operations, and are able to attract more and more customers to buy our products, Mr. Robak has agreed to commit more time as required. Because Mr. Robak will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations

GOING CONCERN CONSIDERATION

We have generated $163,694 revenues since inception. As of May 31, 2016, the Company had net losses of $31,618. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016.

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

The Company did not record any income tax accrual for the period from inception to May 31, 2016. We expect to incur significant expenses in future periods which will offset any net profit.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors and Shareholders of

Asset Solution Inc.

State of Nevada,

USA.

We have audited the consolidated balance sheet of Asset Solution Inc. as of May 31, 2016 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2016 and the consolidated results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the UnitedStates of America.

For Bharat Parikh & Associates

Chartered Accountants

/s/ Bharat Parikh

CA Bharat Parikh

(Senior Partner)

Registered with PCAOB

Date :-  08/30/2016

CHARTERED ACCOUNTANTS

Head Office: 509-508, Shriram Chambers, R.C.Dutt Rd., Alkapuri, Vadodara-390007, Gujarat India

Branches: Ahmedabad, Mumbai, Delhi

Overseas: Texas, U.S.A.

Email: info@bpaca.com Website: www.bpaca.com

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (Audited)

	May 31, 2016	May 31, 2015

ASSETS

CURRENT ASSETS
Cash	$465	$4,890

FIXED ASSETS
Office Building	13,653	13,653
Accumulated Depreciation	(986)

TOTAL ASSETS	$13,132	$18,543

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Related Party Loan	750	100
Total Liabilities	750	100

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 and 4,000,000 shares issued and outstanding at May 31, 2016 and May 31, 2015	5,000	4,000
Additional Paid in Capital	39,000
Income (Deficit) accumulated during the development stage	(31,618)	14,443

Total Stockholders' Equity	12,382	18,443

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,132	$18,543

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Audited)

			Inception
	Year Ended	Year Ended	(March 26, 2015) to
	May 31, 2016	May 31, 2015	May 31, 2016

Income:

Revenue	$132,821	$30,873	$163,694

Cost of Goods Sold:
Product Purchases	125,434	16,393	141,827

Gross Profit	7,387	14,481	21,867

Operating Expenses:

General and administrative	13,600	38	13,638
Product Development	39,847	-	39,847

Total Expenses	53,447	38	53,485

Net income before income tax provision	(46,061)	14,443	(31,618)

Provision for income tax	-	-	-

Net gain (loss) for the period	$(46,061)	$14,443	$(31,618)

Net loss per share:
Basic and diluted	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding:

Basic and diluted	5,000,000	4,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)
From Inception (March 26, 2015) to May 31, 2016

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Loss)	Equity

Balance, March 26, 2015 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
For cash on May 13, 2015	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	14,443	14,443
Balance, May 31, 2015	4,000,000	$4,000	$-	$14,443	$18,443

Common Shares issued:
For cash on May 3 & 5, 2016	1,000,000	1,000	39,000		40,000

Net gain (loss)	-	-	-	(46,061)	(46,061)
Balance, May 31, 2016	5,000,000	$5,000	$39,000	$(31,618)	$12,382

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Audited)

			From inception
	Year Ended	Year Ended	(March 26, 2015) to
	May 31, 2016	May 31, 2015	May 31, 2016

Operating activities:

Net gain (loss)	$(46,061)	$14,443	$(31,618)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accounts Payable	-	-	-
Depreciation	986	-	986

Net cash provided by operating activities	(45,075)	14,443	(30,632)

Investing activities:

Building and Land	-	(13,653)	(13,653)

Net cash provided by investing activities	-	(13,653)	(13,653)

Financing activities:

Related Party Loan	650	100	750
Proceeds from issuance of common stock	40,000	4,000	44,000

Net cash provided by financing activities	40,650	4,100	44,750

Net increase in cash	(4,425)	4,890	465

Cash, beginning of period	4,890	-	-

Cash, end of period	$465	$4,890	$465

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Asset Solutions Inc.

Notes to the Financial Statements

May 31, 2016

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of May 31, 2015 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "we," "us," "our" or the "Company" are to Asset Solutions Inc.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016.

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

Asset Solutions Inc.

Notes to the Financial Statements

May 31, 2016

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

The Company did not record any income tax accrual for the period from inception to May 31, 2016. We expect to incur significant expenses in future periods which will offset any net profit.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Asset Solutions Inc.

Notes to the Financial Statements

May 31, 2016

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

On May 3 and May 6, 2016 the Company issued a total of 1,000,000 shares of common stock for a purchase price of $0.04 per share to 30 individual investors. The Company received proceeds of $40,000 from the sale of the common stock.

As of May 31, 2016 there were no outstanding stock options or warrants.

Note 5: Fixed Assets

On May 25, 2015 the Company purchased a small office located at 5 Garbary in Gdansk Poland. The purchase price was $13,653. The Company will utilize the space as its primary office.

Fixed assets are stated at cost. The Company will utilize straight-line depreciation over the estimated useful life of the asset.

Buildings – 15 years

Office Equipment – 7 years

During the year ended May 31, 2016 the Company recorded $986 in depreciation expense for the building, no depreciation was recorded for office equipment as none had been purchased.

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

Asset Solutions Inc.

Notes to the Financial Statements

May 31, 2016

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

The Company did not record any income tax accrual for the period from inception to May 31, 2016. We expect to incur significant expenses in future periods which will offset any future net income.

In the future the Company will record income tax accruals at the following rates:

Federal	34%
State	5%
39%

Note 7: Related Party Transactions

The director of the Company made the initial $100 deposit to open the bank account. In September 2015 the director paid audit fees on behalf of the company in the amount of $650. These amounts, totaling $750, are being carried as a Related Party Loan which bears no interest and is payable on demand.

Note 8: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued, August 30, 2016. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of May 31, 2016, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended May 31, 2016 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company's internal controls over financial reporting were not effective as of May 31, 2016

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Olaf Robak 5 Garbary, Gdansk, Poland 80327	45	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Olaf Robak has acted as our President, Treasurer, Secretary and Director since our incorporation on March 26, 2015. Mr. Robak owns 80% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Robak was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Since 2000 he has been working as owner of his own business "Biurowe Dystrybucjiin, Ltd." in office supplies distribution industry in Poland. Mr. Robak intends to devote 20 hours a week of his time to planning and organizing activities of Asset Solutions Inc.

Since 2000 he has been working as owner of his own business "Biurowe Dystrybucjiin, Ltd." in office supplies distribution industry in Poland. His roles and responsibilities were:

1.	to lead the development of the Company's strategy;

2.	to lead and oversee the implementation of the Company's long and short term plans in accordance with its strategy;

3.	to ensure the Company is appropriately organized and staffed and to have the authority to hire and terminate staff as necessary to enable it to achieve the approved strategy;

4.	to ensure that expenditures of the Company are within the authorized annual budget of the Company;

5.	to assess the principal risks of the Company and to ensure that these risks are being monitored and managed;

6.	to ensure effective internal controls and management information systems are in place;

7.	to ensure that the Company has appropriate systems to enable it to conduct its activities both lawfully and ethically;

8.	to ensure that the Company maintains high standards of corporate citizenship and social responsibility wherever it does business;

9.	to act as a liaison between management and the Board;

10.	to communicate effectively with shareholders, employees, Government authorities, other stakeholders and the public;

11.	to keep abreast of all material undertakings and activities of the Company and all material external factors affecting the Company and to ensure that processes and systems are in place to ensure that the CEO and management of the Company are adequately informed;

12.	to ensure that the Directors are properly informed and that sufficient information is provided to the Board to enable the Directors to form appropriate judgments;

13.	to ensure the integrity of all public disclosure by the Company;

14.	to develop Board agendas;

15.	to request that special meetings of the Board be called when appropriate;

16.	to determine the date, time and location of the annual meeting of shareholders and to develop the agenda for the meeting;

17.	to sit on committees of the Board where appropriate as determined by the Board;

18.	to abide by specific internally established control systems and authorities, to lead by personal example and encourage all employees to conduct their activities in accordance with all applicable laws and the Company's standards and policies, including its environmental, safety and health policies.

Mr. Robak's unique experience of being founder and CEO of the Poland Company Biurowe Dystrybucjiin, Ltd, his leadership style of personal example, his knowledge and contacts in the furniture distribution business, his personal visionary and people skills had led to conclusion that Mr.Robak is very much qualified to serve as director.

During the past ten years, Mr.Robak has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Robak was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Robak's involvement in any type of business, securities or banking activities.

4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Olaf Robak, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

ITEM 11. EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on March 26, 2015 until May 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Olaf Robak, President,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Robak currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of May 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Olaf Robak	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Olaf Robak 5 Garbary, Gdansk, Poland 80327	4,000,000 shares of common stock (direct)	80%

_________________

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As ofMay 31, 2016, there were 5,000,000 shares of our common stock issued and outstanding.

Future sales by existing stockholders

A total of 4,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 31 holders of record for our common stock who owns 5,000,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Olaf Robak is our officer, director, control person and promoter and he shall receive no compensation for the placement of the offering.

On May 13, 2015, we issued a total of 4,000,000 shares of restricted common stock to Olaf Robak in consideration of $4,000. Further, Mr. Robak has advanced funds to us. As of May 31, 2016, Mr. Robak advanced us $750. Mr. Robak will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Robak. Mr. Robak will be repaid from revenues of operations. The obligation to Mr. Robak does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Robak or the repayment of the funds to Mr. Robak. The entire transaction was oral. We have a verbal agreement with Mr.Robak that, if necessary, he will loan the company funds to complete the registration process.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended May 31, 2016, the total fees billed for audit-related services was $2,000 for tax services was $0 and for all other services was $0.

During the year ended May 31, 2015, the total fees billed for audit-related services was $650, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description

3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSET SOLUTIONS INC.

Date: September 8, 2016	By:	/s/ Olaf Robak
	Name:	Olaf Robak
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

