Form 10-Q
period 2016-08-31
Asset Solutions Inc
filed 2016-10-07
CIK 1653629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

Commission file number 333-207383

ASSET SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

5 Garbary, Gdansk, Poland 80327

Email: assetsolutions360@gmail.com

(Address of principal executive offices, including zip code)

Tel. U.S. (702) 793-2497 Poland +011(48)(58)732-8054

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of October 6, 2016

ITEM 1. FINANCIAL STATEMENTS

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31, 2016	May 31, 2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$342	$465

FIXED ASSETS
Office Building	13,653	13,653
Accumulated Depreciation	(1,214)	(986)

TOTAL ASSETS	$12,781	$13,132

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Related Party Loan	750	750
Total Liabilities	750	750

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at August 31, 2016 and May 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income (Deficit) accumulated during the development stage	(31,969)	(31,618)

Total Stockholders' Equity	12,031	12,382

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,781	$13,132

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended August 31, 2016	For the Three Months Ended August 31, 2015	Inception (March 26, 2015) to August 31, 2016

Income:

Revenue	$42,300	$30,011	$205,994

Cost of Goods Sold:
Product Purchases	24,173	25,257	166,000

Gross Profit	18,128	4,754	39,995

Operating Expenses:

General and administrative	18,479	7,248	32,117
Product Development	-	-	39,847

Total Expenses	18,479	7,248	71,964

Net income before income tax provision	(351)	(2,494)	(31,969)

Provision for income tax	-	-	-

Net gain (loss) for the period	$(351)	$(2,494)	$(31,969)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended August 31, 2016	For the Three Months Ended August 31, 2015	From inception (March 26, 2015) to August 31, 2016

Operating activities:

Net gain (loss)	$(351)	$(2,494)	$(31,969)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accounts Payable	-	1	-
Depreciation	228	265	1,214

Net cash provided by operating activities	(123)	(2,228)	(30,755)

Investing activities:

Building and Land	-	-	(13,653)

Net cash provided by investing activities	-	-	(13,653)

Financing activities:

Related Party Loan	-	-	750
Proceeds from issuance of common stock	-	-	44,000

Net cash provided by financing activities	-	-	44,750

Net increase in cash	(123)	(2,228)	342

Cash, beginning of period	465	4,890	-

Cash, end of period	$342	$2,662	$342

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Asset Solutions Inc.

Notes to the Financial Statements

August 31, 2016

Note 1: Organization and Basis of Presentation

Asset Solutions Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on March 26, 2015.

The Company is in the development phase and intends to expand its office chair distribution business. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The accompanying unaudited interim financial statements of Asset Solutions Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended May 31, 2016 as reported in the Annual Report on Form 10-K have been omitted.

Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” are to Asset Solutions Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Asset Solutions Inc.

Notes to the Financial Statements

August 31, 2016

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company recognizes revenues in accordance with FASB ASC Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

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

Income Taxes

We will use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for the reporting period presented.

The Company did not record any income tax accrual for the period from inception to August 31, 2016. We expect to incur significant expenses in future periods which will offset any net profit.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Asset Solutions Inc.

Notes to the Financial Statements

August 31, 2016

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

As of August 31, 2016 there were no outstanding stock options or warrants.

Note 5: Fixed Assets

On May 25, 2015 the Company purchased a small office located at 5 Garbary in Gdansk Poland. The purchase price was $13,653. The Company will utilize the space as its primary office.

Fixed assets are stated at cost. The Company will utilize straight-line depreciation over the estimated useful life of the asset.

Buildings – 15 years

Office Equipment – 7 years

During the three months ended August 31, 2016 the Company recorded $228 in depreciation expense for the building, no depreciation was recorded for office equipment as none had been purchased.

Asset Solutions Inc.

Notes to the Financial Statements

August 31, 2016

Note 6: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for the reporting period presented.

The Company did not record any income tax accrual for the period from inception to August 31, 2016. We expect to incur significant expenses in future periods which will offset any future net income.

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

Note 8: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued, October 6, 2016. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", “Asset" and “Asset Solutions” mean Asset Solutions Inc., unless the context clearly requires otherwise.

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

As of August 31, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

As of August 31, 2016, there is a total of $750 in a related party loan that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Our total assets at August 31, 2016 were $12,781, which was comprised of $342 cash in the bank and $12,439 (net) in our office building. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

Our revenue for the three months ended August 31, 2016 and 2015 was $42,300 and 30,011, respectively. Our cost of goods sold for the three months ended August 31, 2016 and 2015 was $24,173 and $25,257, respectively, resulting in gross profits of $18,128 and $4,754. Our operating expenses for the three months ended August 31, 2016 and 2015 were $18,479 and $7,248 resulting in net income (loss) of $(351) and $(2,494), respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through August 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	8/31/2016

Cash	$342
Total assets	$12,781
Total liabilities	$750
Stockholder’s equity	$12,031

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

Our plan of operations over the next 12 month period is as follows:

We intend to continue our operations in the business of office chair products distribution. We have generated $205,994 in revenues from the sale of office products to one client. Our principal business activities to date consist of creating a business plan, purchasing our office building in Poland and signing a Marketing and Sales Distribution Agreement with our suppliers: Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd., YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO., dated March 27th, April 2nd and April 13th, 2015.

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

Time Frame: 4th- 6th months.

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

Time Frame: 6th- 12th months.

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

Time Frame: 6th- 12th months.

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

Olaf Robak, our president will be devoting approximately twenty hours per week to our operations. Mr. Robak has agreed to work with no compensation during our development stage. If revenue supports that expense Mr. Robak may be compensated for his services in the future but there is currently no agreement in place to do so. Once we expand operations, and are able to attract more and more customers to buy our products, Mr. Robak has agreed to commit more time as required. Because Mr. Robak will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations

Liquidity and Capital Resources

At August 31, 2016 the Company had $342 in cash and there were outstanding liabilities of $750. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended August 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Asset Solutions Inc. Registrant

Date: October 6, 2016	By:	/s/ Olaf Robak
Olaf Robak
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

