Form 10-Q
period 2016-11-30
Asset Solutions Inc
filed 2017-01-17
CIK 1653629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of January 17, 2017.

ITEM 1. FINANCIAL STATEMENTS

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$189	$465

FIXED ASSETS
Office Building	13,653	13,653
Accumulated Depreciation	(1,441)	(986)

TOTAL ASSETS	$12,401	$13,132

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Related Party Loan	$750	$750
Total Liabilities	750	750

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at November 30, 2016 and May 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income (Deficit) accumulated during the development stage	(32,349)	(31,618)

Total Stockholders' Equity	11,651	12,382

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,401	$13,132

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three	For the Three	For the Six	For the Six	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(March 26, 2015) to
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015	November 30, 2016

Income:
Revenue	$30,173	$30,098	$72,473	$60,109	$236,168
Cost of Goods Sold:
Product Purchases	28,180	28,892	52,352	54,149	194,179

Gross Profit	1,993	1,206	20,121	5,960	41,988

Operating Expenses:
General and administrative	2,374	3,295	20,852	10,543	34,490
Product Development	-	-	-	-	39,847

Total Expenses	2,374	3,295	20,852	10,543	74,337

Net income before income tax provision	(380)	(2,088)	(731)	(4,583)	(32,349)

Provision for income tax	-	-	-	-	-

Net gain (loss) for the period	$(380)	$(2,088)	$(731)	$(4,583)	$(32,349)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

ASSET SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six	For the Six	From inception
	Months Ended	Months Ended	(March 26, 2015) to
	November 30, 2016	November 30, 2015	November 30, 2016

Operating activities:
Net gain (loss)	$(731)	$(4,583)	$(32,349)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accounts Payable	-	1	-
Depreciation	455	531	1,441

Net cash provided by operating activities	(276)	(4,051)	(30,908)

Investing activities:

Building and Land	-	-	(13,653)
Net cash provided by investing activities	-	-	(13,653)

Financing activities:

Related Party Loan	-	650	750
Proceeds from issuance of common stock	-	-	44,000

Net cash provided by financing activities	-	650	44,750

Net increase in cash	(276)	(3,401)	189

Cash, beginning of period	465	4,890	-
Cash, end of period	$189	$1,489	$189

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Asset Solutions Inc.

Notes to the Financial Statements

November 30, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2016.

Asset Solutions Inc.

Notes to the Financial Statements

November 30, 2016

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

November 30, 2016

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

The Company did not record any income tax accrual for the period from inception to November 30, 2016. We expect to incur significant expenses in future periods which will offset any net profit.

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

As of November 30, 2016 there were no outstanding stock options or warrants.

Note 5: Fixed Assets

On May 25, 2015 the Company purchased a small office located at 5 Garbary in Gdansk Poland. The purchase price was $13,653. The Company will utilize the space as its primary office.

Fixed assets are stated at cost. The Company will utilize straight-line depreciation over the estimated useful life of the asset.

Buildings –	15 years
Office Equipment –	7 years

During the three months ended November 30, 2016 the Company recorded $228 in depreciation expense for the building, no depreciation was recorded for office equipment as none had been purchased.

Asset Solutions Inc.

Notes to the Financial Statements

November 30, 2016

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

The Company did not record any income tax accrual for the period from inception to November 30, 2016. We expect to incur significant expenses in future periods which will offset any future net income.

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

Note 8: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued, December 28, 2016. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

As of November 30, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

As of November, 2016, there is a total of $750 in a related party loan that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Our total assets at November 30, 2016 were $12,401, which was comprised of $189 cash in the bank and $12,212 (net) in our office building. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

Our revenue for the three months ended November 30, 2016 and 2015 was $30,173 and $30,098, respectively. Our cost of goods sold for the three months ended November 30, 2016 and 2015 was $28,180 and $28,892, respectively, resulting in gross profits of $1,993 and $1,206. Our operating expenses for the three months ended November 30, 2016 and 2015 were $2,374 and $3,295 resulting in net income (loss) of $(380) and $(2,088), respectively.

Our revenue for the six months ended November 30, 2016 and 2015 was $72,743 and $60,109, respectively. Our cost of goods sold for the six months ended November 30, 2016 and 2015 was $52,352 and $54,149, respectively, resulting in gross profits of $20,121 and $5,960. Our operating expenses for the six months ended November 30, 2016 and 2015 were $20,852 and $10,543 resulting in net income (loss) of $(731) and $(4,583), respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through November 30, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	11/30/2016

Cash	$189
Total assets	$12,401
Total liabilities	$750
Stockholder’s equity	$11,651

Plan of Operation for the next 12 months

We closed our recent Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share.  We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares were used to fund custom product development.

We were only able to raise $40,000 in our offering; this required us to adjust our plan of operation and the use of proceeds including limiting our marketing activities. During the time between the effectiveness of our S-1 and the current quarter, Management has been actively assessing the needs of the company going forward.

The office equipment was deemed sufficient based upon the Company's current operations so no funds were expended for that anticipated expense. Since our marketing efforts had to be limited, and taking into consideration discussions with potential customers and our current supplier, Management felt it would be in the best interests of the Company and the shareholders to move forward with the custom brand prototype with the available funds in order to separate us from other companies offering the same or similar product.

Going forward we still plan to develop the website and implement other marketing plans from our original plan of operation from revenues generated.

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

We intend to continue our operations in the business of office chair products distribution. Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.  The description of our business plan assumes that we will continue with our business as originally planned.  However, as noted above, we are in discussions that could lead to another direction for Asset Solutions Inc.

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

If sales support the expense, over the next twelve months, we will furnish our office and develop our web site. During months 6-12 we will be developing our marketing campaign and we believe we will start to see substantial increase in sales of our products and earn much larger revenue. There is no assurance we will ever reach that stage.

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

At November 30, 2016 the Company had $189 in cash and there were outstanding liabilities of $750. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended November 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. - OTHER INFORMATION

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

Asset Solutions Inc. Registrant

Date: January 17, 2017	By:	/s/ Olaf Robak
Olaf Robak
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

