Form 10-Q
period 2017-02-28
MEGA BRIDGE INC.
filed 2017-04-14
CIK 1653629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

Commission file number 333-207383

MEGA BRIDGE INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

#501 Madison Avenue 14th Floor

New York, New York 10022

(Address of principal executive offices, including zip code)

(212) 315-9705

Registrant’s telephone number, including area code

5 Garbary, Gdansk, Poland 80327

Address of Previous Executive Office

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of April 12, 2017.

2

ITEM 1. FINANCIAL STATEMENTS

MEGA BRIDGE INC.
(FORMERLY ASSET SOLUTIONS INC.)
BALANCE SHEETS
$USD

	(Unaudited)
	FEBRUARY 28, 2017	MAY 31, 2016
ASSETS
CURRENT ASSETS
Cash	$-	$465
Prepaid Expenses	26,975	-
Total current assets	26,975	465

Fixed assets, net	11,984	12,667

TOTAL ASSETS	$38,959	$13,132

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued payables	$24,644	$-
Accrued expenses	6,705
Accrued interest	667	-
Related party loan	-	750
Convertible Note Payable - related party	100,000	-
Total Liabilities	132,016	750

STOCKHOLDERS' DEFICIT
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 shares issued and outstanding at February 28, 2017 and May 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Accumulated deficit	(137,057)	(31,618)

Total Stockholders' Deficit	(93,057)	12,382

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,959	$13,132

The accompanying notes are an integral part of these financial statements

MEGA BRIDGE INC.
(FORMERLY ASSET SOLUTIONS INC.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue	$698	$14,016	$73,171	$74,126
Cost of Goods Sold:
Product Purchases	845	13,931	53,197	68,081

Gross Profit	(147)	85	19,974	6,045

Operating Expenses:
General and administrative	104,416	1,365	124,813	10,802
Depreciation expense	228	228	683	683

Total operating expense	104,644	1,593	125,496	11,485

OTHER (INCOME) EXPENSE
Interest expense, net	667	-	667	-
Total other (income) expense	667	-	667	-

Net income before income tax provision	(105,458)	(1,508)	(106,189)	(5,440)

Provision for income tax	-	-	-	-

Net gain (loss) for the period	$(105,458)	$(1,508)	$(106,189)	$(5,440)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	4,000,000	5,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

MEGA BRIDGE INC.
(FORMERLY ASSET SOLUTIONS INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	February 28, 2017	February 29, 2016

Operating activities:
Net gain (loss)	$(106,189)	$(5,440)
Adjustment to reconcile net loss to net cash provided by operations:
Depreciation	683	758
Non-cash interest charges	667

Changes in assets and liabilities:
Decrease (Increase) in prepaid and deposits	(26,975)
Increase in accounts payable	31,349	-

Net cash provided by operating activities	(100,465)	(4,682)

Investing activities:

Building and Land	-	-
Net cash provided by investing activities	-	-

Financing activities:

Related Party Loan		-
Proceeds from Convertible note payable - related party	100,000	-

Net cash provided by financing activities	100,000	-

Net decrease in cash	(465)	(4,682)

Cash, beginning of period	465	4,890
Cash, end of period	$-	$208

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these financial statements

MEGA BRIDGE INC.

(FORMERLY ASSET SOLUTIONS INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

MEGA BRIDGE INC. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on March 26, 2015.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

Section 14A (a) and (b) of the Exchange Act, which requires companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

The requirement to provide in any registration statement periodic report or other report to be filed with the Securities and Exchange Commission, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

Compliance with new or revised accounting standards until those standards are applicable to private companies;

The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

Any Public Company Accounting Oversight Board ("PCAOB") rules regarding mandatory audit firm rotation, or an expanded auditor report and any other PCAOB rules subsequently adopted, unless the Securities and Exchange Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

The accompanying unaudited interim consolidated financial statements of MEGA BRIDGE INC. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended May 31, 2017 as reported in the Annual Report on Form 10-K have been omitted.

Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” are to MEGA BRIDGE INC.

On January 18th, 2017, Olaf Robak, the Company's President and CEO, executed a stock purchase agreement with First Legacy Management LLC, which acquired 4,000,000 shares of common stock, representing 80% ownership of the Company. First Legacy Management LLC paid $350,000.00 in cash. Simultaneous with this transaction, Mr. Olaf Robak resigned from his official positions as Director, CEO, CFO, President, Treasurer and Secretary of the Company, and on the same day the shareholders of the Corporation voted Mr. Antonio Treminio as Director & CEO.

MEGA BRIDGE INC.

(FORMERLY ASSET SOLUTIONS INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As indicated in the accompanying condensed financial statements, the Company has incurred net losses of $106,189 and $5,440 for the nine months ended February 28, 2016 and 2015, respectively. Management’s plans include the raising of capital through related and third parties to fund future operations of acquiring and development of mixed use residential-commercial development projects. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurances that the revenues from target projects will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At February 28, 2017 the Company had no cash equivalents.

Property and Equipment and Depreciation

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company will perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company would recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

MEGA BRIDGE INC.

(FORMERLY ASSET SOLUTIONS INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company did not record any income tax accrual for the period from inception to February 28, 2017. We expect to incur significant expenses in future periods which will offset any net profit.

Recent Accounting Pronouncements

In June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")". The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected implementation, as permitted by the standard, for the interim period ending February 28, 2017. All exploration stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

MEGA BRIDGE INC.

(FORMERLY ASSET SOLUTIONS INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

NOTE 3: CONVERTIBLE NOTES PAYABLE

On January 27, 2017, the Company entered into a one year convertible note with the face value of $100,000 bearing 8% interest. Fund were transmitted to the Company on February 1, 2017 at which time interest started to accrue. The Company can prepay this note in full or in part at any time without penalty. This note becomes convertible at the sole discretion of the note holder if full payment has not been made when the maturity date arrives. The holder of the note shall be entitled to a conversion price equal to seventy percent of the average trading price computed based on the previous 7 trading days prior to notice of conversion. These shares once converted may not be offered, sold, transferred or disposed of in any other way without prior written consent of the Company. Accrued interest at February 28, 2017 was $667.

NOTE 4: STOCK HOLDERS’ EQUITY

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

On January 18, 2017, Olaf Robak, the Company's President and CEO, executed a stock purchase agreement with First Legacy Management LLC, which acquired 4,000,000 shares of common stock, representing 80% ownership of the Company. First Legacy Management LLC paid $350,000 in cash. Simultaneous with this transaction, Mr. Olaf Robak resigned from his official positions as Director, CEO, CFO, President, Treasurer and Secretary of the Company, and on the same day the shareholders of the Corporation voted Mr. Antonio Treminio as Director & CEO.

As of February 28, 2017 there were no outstanding stock options or warrants.

NOTE 5: PROPERTY AND EQUIPMENT

On May 25, 2015 the Company purchased a small office located at 5 Garbary in Gdansk Poland. The purchase price was $13,653. The Company will utilize the space as its primary office.

Fixed assets are stated at cost. The Company will utilize straight-line depreciation over the estimated useful life of the asset.

	February 28, 2017	May 31, 2016	Estimated Life
Building	$13,653	$13,653	15 years

Less: accumulated depreciation	(1,669)	(986)

Net	$11,984	12,667

For the three and nine months ended February 28, 2017 the Company recorded $228 and $683 in depreciation expense. For the three and nine months ended February 28, 2016 the Company recorded $228 and $758 in depreciation expense.

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

MEGA BRIDGE INC.

(FORMERLY ASSET SOLUTIONS INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(UNAUDITED)

NOTE 6: INCOME TAXES (CONTINUED)

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

The Company did not record any income tax accrual for the period from inception to February 28, 2017. We expect to incur significant expenses in future periods which will offset any future net income.

In the future, the Company will record income tax accruals at the following rates:

Federal	34%
State	-%
34%

NOTE 7: RELATED PARTY TRANSACTIONS

The director of the Company made the initial $100 deposit to on the bank account. In September 2015 the director paid audit fees on behalf of the company in the amount of $650. These amounts, totaling $750, are being carried as a Related Party Loan which bears no interest and is payable on demand. The related party loan was forgiven effective January 18, 2017 under terms of change in control (SEE NOTE 1).

On January 27, 2017, the Company entered into a one year convertible note from a related party with the face value of $100,000 bearing 8% interest (SEE NOTE 3).

NOTE 8: SUBSEQUENT EVENTS

On March 9, 2017 FINRA notified the Company that request for symbol change was approved. Effective 13 March, 2017 the Company’s common stock began trading under the symbol MGBR.

On April 7, 2017, the Company entered into a twelve-month convertible promissory note with a related party. The note has a face value of $100,000 and bears an annual interest rate of 8% . The Company may prepay this note in whole or in part at any time upon its sole discretion.

Upon maturity, if full payment has not been made by the Company to the holder, at the exclusive option of holder, common shares of the Company, issuable from Treasury shall be issued to it. Applicable conversion shall be at a 30% discount to the then trading market average of the last 7 (seven) trading days.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", “Asset" and “Asset Solutions” mean MEGA BRIDGE INC., unless the context clearly requires otherwise.

Results of Operations

Stockholder’s deficit

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On May 3 and May 6, 2016, the Company issued a total of 1,000,000 shares of common stock for a purchase price of $0.04 per share to 30 individual investors. The Company received proceeds of $40,000 from the sale of the common stock.

As of February 28, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

Our total assets at February 28, 2017, were $38,959, which was comprised of $26,975of prepaid assets and $11,984 (net) in our office building.

Three and nine months ended February 28, 2016 compared to the three and nine months ended February 29, 2016

Our revenue for the three months ended February 28, 2017 and February 29, 2016 was $698 and $14,016, respectively. Our cost of goods sold for the three months ended February 28, 2017 and February 29, 2016 was $845 and $13,931, respectively, resulting in a gross loss of $147 and gross profits of $85. Our operating expenses for the three months ended February 28, 2017 and February 29, 2016 were $104,644 and $1,593 resulting in a net loss of $105,458 and $1,508, respectively.

Our revenue for the nine months ended February 28, 2017 and February 29, 2016 was $73,171 and $74,126, respectively. Our cost of goods sold for the nine months ended February 28, 2017 and February 29, 2016 was $53,197 and $68,081, respectively, resulting in a gross profit of $19,974 and $6,045. Our operating expenses for the nine months ended February 28, 2017 and February 29, 2016 were $125,496 and $11,485 resulting in a net loss of $106,189 and $5,440, respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through February 28, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	02/28/17

Cash	$-
Total assets	$38,959
Total liabilities	$132,016
Stockholder’s deficit	$93,057

Plan of Operation for the next 12 months

We closed our previous Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares were used to fund custom product development.

We were only able to raise $40,000 in our offering; this required us to adjust our plan of operation and the use of proceeds including limiting our marketing activities. During the time between the effectiveness of our S-1 and the current quarter, Management has been actively assessing the needs of the company going forward. Our office equipment was deemed sufficient based upon the Company's current operations so no funds were expended for that anticipated expense. Because we were not able to raise sufficient capital to execute our full business plan, we have now begun to transition our business plan to FILL IN. This is prudent considering the current economic situation in Poland and decreasing value of the Zloty. We believe this transition will greatly enhance shareholder value.

 As of January 18th, 2017, when we experienced a Change in Control and a new Director, we have begun to transition our business plan from office furniture products to real estate development, specialized in acquiring undeveloped land. Our objective is to discover and uncover the opportunities of prime tracts with strong potential through our large network. Our Company intends to acquire land, obtain the necessary development permits, outsource the development of the infrastructure and sells the subdivided land units to major, known regional builders.

We have generated $205,994 in revenues from the sale of office products to one client. Our principal business activities to date consist of our current business model, purchase of our office building in Poland and signing a Marketing and Sales Distribution Agreement with our suppliers: Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd., YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO.

Our current cash balance and revenues may not be sufficient to fund our operations for the next 12 months. If this is so, we will have to raise funds to pay for our expenses. We may have to borrow money from shareholders, issue equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Our plan of operations is to start building a diversified portfolio of real estate assets and/or projects with special focus on the acquisition of undeveloped land. Our mission is to discover and uncover the opportunities of prime tracts with strong potential through our large network of builders, land developers, real state agents and financial institutions as well as family offices and private equity real state investors. Mega Bridge Inc. intents to acquire land, obtain the necessary development permits, outsource the development of the infrastructure and sells the subdivided land units to major, known regional builders.

We estimate our annual expenses for maintaining or reporting status with the SEC will be $10,000 - $15,000.

Antonio Treminio, our Director, is devoting all of his time exclusively to our operations.

The Company has appointed Marc-André Lévesque as Vice President of Business Development, Marc-Andre received his Bachelor Degree in Business Management and a Master Degree in Management of Productivity. He was involved in the first wood frame technology residential projects in Poland. He has more than 18 years of experience in land acquisition and in residential, commercial and industrial project design and construction in Canada, Russia, Texas and Colorado. Renowned for his strong knowledge in sustainable development, he has developed some skills in creating innovative projects such as TOD’s and renewable energy developments. Self-sufficient and relentless, he performs in negotiating and finding solutions for important issues assuring success to all projects.

Liquidity and Capital Resources

At February 28, 2017, the Company had no cash and there were outstanding liabilities of $132,016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of February 28, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of February 28, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

•	Lack of segregation of duties

•	Lack of audit committee and independent directors

•	Lack of well established procedures to authorize and approve related party transactions

Although we are unable to meet the standards under COSO because of the limited resources available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more independent directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 14, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

The Company is attempting to enter a new line of business which is highly competitive and if not a regulated today it may be regulated in the future.

Entering a new line of business has many risks including obtaining sufficient capital to cover startup expenses and to continue to fund operations until sales are sufficient to fund ongoing operations. The business line may never bring products to market. If the products do go to market, there is no guarantee that there will have enough sales to be profitable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended February 28, 2017, the Company not issue any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None

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

MEGA BRIDGE INC. Registrant

Date: April 14, 2017	By:	/s/ Antonio Treminio
Antonio Treminio
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

