Form 10-K
period 2017-05-31
HypGen Inc
filed 2017-08-29
CIK 1653629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-207383

HYPGEN INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1780402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Avenue of the Stars Suite 1100

Century City, California 90067

(Address of principal executive offices, including zip code)

424-253-1210

Registrant’s telephone number, including area code

#501 Madison Avenue 14th Floor

New York, New York 10022

Address of Previous Executive Office

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On November 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was undeterminable due to the lack on an active trading market of the Common Stock of the registrant on the OTC Bulletin Board system.

As of August 28, 2017, the registrant had 135,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 28, 2017.

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

Our financial statements are stated in United States dollars ($USD) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Asset" and "Asset Solutions" mean Asset Solutions Inc, unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

The Company originally incorporated in the State of Nevada on March 26, 2015 as Asset Solutions Inc. and established a fiscal year end of May 31.

The Company’s original line of business, as reflected in discontinued operations had initial revenues, hard assets (office in Poland) and has incurred net losses since inception. We are a development-stage company in the business of developing and bringing to market a drug demonstrating a potential to reduce the destruction of neurons that have been associated with Parkinson's disease. Our business office is office is located at 1999 Avenue of the Stars Suite 1100 Century City, California 90067. The Company’s main phone number is (424) 253-1210.

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

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued be 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, pursuant to the terms of the Asset Assignment Agreement, upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled ”COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. The Asset Assignment Agreement grants to Holdings LCC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the even the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assigns.

On July 18, 2017, we filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly-owned subsidiary, HypGen Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, our board of directors authorized a change in our name to “HypGen Inc” and our Articles of Incorporation have been amended to reflect this name change.

On August 1, 2017, the Company changed its name to Hypgen Inc. to more accurately reflect the Company’s new strategic direction as it focuses its efforts on developing therapeutic treatment options for Parkinson's disease. Effective with the name change the Company’s trading symbol was changed to HPGN with OTC Markets.

SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to June 30, 2017, the Company issued additional shares of common stock as follows: (i) 90,000,000 shares in connection with an asset assignment agreement; (ii) 800,000 shares to retire convertible debt and (iii) 40,000,000 shares to consultants.

Subsequent to June 30, 2017, the Company issued 2,000,000 preferred shares beneficially owned by Richard L. Chang, director representing 100% of the issued and outstanding preferred stock.

Convertible Notes Payable

On June 28, 2017, the Company executed an Amendment to Promissory Notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC in the aggregate principal amount of $200,000. The Amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share.

On June 28, 2017, the Company executed a Promissory Convertible Note with Bakken Development LLC in the principal amount of $400,000. The convertible note accrues interest at the rate of 10% per annum; is due and payable on or before June 28, 2019; may be converted at any time by the holder into shares of Company common stock at a conversion price of $.50 per share; and automatically converts into share of Company common stock at a conversion price of $.50 per share upon the Company’s completion of a financing in the minimum amount of $5,000,000.

On August 11, 2017, the Company issued 800,000 common shares to retire convertible promissory notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC in the aggregate principal amount of $200,000. As amended, the promissory notes convert into shares of Company common stock at the conversion price of $.25 per share.

Other Matters

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Apica Investments Limited pursuant to which the Company agreed to issue 15,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; monthly fees to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000; and certain other bonus fees as described in the agreement.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Brighton Capital Ltd. pursuant to which the Company agreed to issue 6,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000; and certain other bonus fees as described in the agreement.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Rafferty Finance S.A. pursuant to which the Company agreed to issue 5,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000; and certain other bonus fees as described in the agreement.

Mr. Treminio, the former Chief Executive Officer is an employee of Rafferty Finance S.A. “(Rafferty”). Under the Company’s consulting agreement with Rafferty, Mr. Treminio is required to secure additional capital, to preserve the rights of the patent under the Asset Assignment Agreement. Mr. Treminio shall, among other things, oversee, direct and manage all aspects investor & public or media relations, corporate finance as well as strategic planning, subordinate leadership, and operations of the Company. Mr. Treminio shall report directly to the Company’s CEO and /or Board of Directors (the “Board”). Effective with Mr. Treminio’s resignation, he shall not have any authority to execute and agreements or expend or access any Company funds or accounts without approval of the Chief Executive Officer.

On August 1, 2017, the Company changed its name to Hypgen Inc. to more accurately reflect the Company’s new strategic direction as it focuses its efforts on developing therapeutic treatment options for Parkinson's disease. Effective with the name change the Company’s trading symbol was changed to HPGN with OTC Markets.

Product

For the fiscal years ended May 31, 2017 and 2016 the comparative financials are presented with the former line of business of the sale and distribution of office chair products such as office chairs as well as office chairs accessories to wholesalers. The office chair products segment was officially discontinued as of August 8, 2017. The office chair products segment is reflected in discontinued operations for the periods presented.

As of this report date, the Company has shifted its focus to reflect it’s new strategic direction to focus its efforts on developing therapeutic treatment options for Parkinson's disease.

Our Suppliers

Suppliers of office chair products was Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd.,YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO. located in China. These companies are manufacturers of office chair products in China and collaborate with many companies in China and the U.S.

The Company has not identified a supplier for its Parkinson’s diseases related drug currently in phase II trials.

Sales and Marketing Strategy

As of this report date, the Company has shifted its focus to reflect it’s new strategic direction to focus its efforts on developing therapeutic treatment options for Parkinson's disease.

Parkinson's disease is a chronic and progressive movement disorder. Symptoms continue and worsen over time. Nearly one million people in the U.S. suffer with Parkinson's disease. The cause is unknown, and although there is presently no cure, there are treatment options such as medication and surgery to manage its symptoms. Parkinson's disease involves the malfunction and death of vital nerve cells in the brain, called neurons. Parkinson's primarily affects neurons in an area of the brain called the substantia nigra. Some of these dying neurons produce dopamine, a chemical that sends messages to the part of the brain that controls movement and coordination. As Parkinson's disease progresses, the amount of dopamine produced in the brain decreases, leaving a person unable to control movement normally. The specific group of symptoms that some individuals experience varies from person to person. For more information, please see: Parkinson's Disease Foundation http://www.pdf.org About HypGen, Inc., formerly Mega Bridge, Inc. HypGen intends to focus its efforts on developing therapeutics treatment for Parkinson's disease. HypGen has been assigned all of the right, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016 (the "Patent Application"), titled "COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON'S DISEASE" and all related intellectual property, inventions and trade secrets, data, and clinical study results.

We have recently acquired seminal intellectual property that has demonstrated a potential to reduce the destruction of neurons that have been associated with Parkinson's disease. The Company will update investors as we progress with our plans to conduct clinical studies to assess potential treatment options for Parkinson's disease based upon this intellectual property platform.

As reflected in discontinued operations, the Company sold and distributed of office chair products such as office chairs as well as office chairs accessories to wholesalers.

Competition

The level of competition in the medical treatment field is extremely high and dependent on government approval through the Food and Drug Administration. Trials may take a long time and be very expensive. Many of our established competitors have developed a brand or brands which are very established and familiar to customers. Brand recognition is often translated in the consumer’s mind as trust. Potential customers may prefer similar products of more recognized competitors’ products over ours. Our competitors may have the ability to shift profits from other brands to a completive product whereby aggressive being able to control pricing, research and development as well as the ability to allocate greater resources to drug trials. Economies of scale, established business processes and established distribution networks would make it easier for our larger established competitors to effectively bring products to market, negotiate price discounts with their suppliers which would leave us at a disadvantage. We will be in a market where we compete with many domestic and international companies offering similar products. We will be in direct competition with them. Many of these companies may have a greater, more established customer base than us. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Marketing and Sales Distribution Agreement with our supplier

Through its discontinued operations, the Company, executed a Marketing and Sales Distribution Agreement with our suppliers: Guangzhou Yuhan Office Supplies Co., Ltd., HAOCHENG CO., LTD., Wenzhou LINGFENG ELECTRONIC TECHNOLOGY Co., Ltd. ,YICHUANG INDUSTRY LIMITED and L.F. LEISURE PRODUCTS CO. dated March 27, April 2, April 13, 2016, it marketed and distributed the office chair products to Chinese companies ("Suppliers").

In its new line of business, the Company is not party to any marketing or sales distribution agreements.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

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

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Employees

At May 31, 2017 the Company had one full-time consultant, Antonio Treminio, who acted as Chief Executive Officer and sole director who devoted substantially all of his time to the affairs of the Company. Mr. Treminio resigned as a director of the Company and Chief Executive Officer effective June 28, 2017. As of the August 29, 2017 the Company has entered into several agreements with consultants to support the Company’s new strategic direction as it focuses its efforts on developing therapeutic treatment options for Parkinson's disease.

Mr. Treminio, the former Chief Executive Officer is an employee of Rafferty Finance S.A. “(Rafferty”). Under the Company’s consulting agreement with Rafferty, dated June 28, 2017, Mr. Treminio is required to secure additional capital, to preserve the rights of the patent under the Asset Assignment Agreement. Mr. Treminio shall, among other things, oversee, direct and manage all aspects investor & public or media relations, corporate finance as well as strategic planning, subordinate leadership, and operations of the Company. Mr. Treminio shall report directly to the Company’s CEO and /or Board of Directors (the “Board”). Effective with Mr. Treminio’s resignation, he shall not have any authority to execute and agreements or expend or access any Company funds or accounts without approval of the Chief Executive Officer.

Offices

The Company’s main office is located at 1999 Avenue of the Stars Suite 1100 Century City, California 90067. The Company’s main phone number is (424) 253-1210.

The former business office and head of our discontinued operations is located at 5 Garbary, Gdansk, Poland 80327. On May 29, 2015 the Company purchased a 500 sq. feet of office in a stand along the building for $13,653, reflected in assets from discontinued operations.

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

RISKS ASSOCIATED TO OUR BUSINESS

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future.

We were formed on March 26, 2015 and have reported annual net losses since inception. For our years ended May 31, 2017 and 2016, we experienced net losses of $236,905 and $31,618, respectively. We used cash in operating activities of $192,050 and $4,862 in 2017 and 2016, respectively. As of May 31, 2017, we had an accumulated deficit of $236,905.

In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future. Our management is devoting substantially all of its efforts to developing its product and there can be no assurance that our efforts will be successful. There is no assurance that can be given that management’s actions will result in our profitable operations or the resolution of our liquidity problems

We are a development stage company and have commenced limited operations in our business. We expect to incur operating losses for the foreseeable future.

We were incorporated on March 26, 2015 and to date have been involved primarily in organizational activities, getting initial sales, reflected in discontinued operations. We have commenced limited business operations and are pursuing a new line of business. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing increase in revenues. We expect to incur losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming and if we fail to secure additional capital we may lose the right to use the patent and thus, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Regulations are constantly changing, and in the future our business may be subject to additional regulations that increase our compliance costs.

We believe that we understand the current laws and regulations to which our products will be subject in the future. However, federal, state and foreign laws and regulations relating to the sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with such federal, state or foreign laws or regulations, we may fail to obtain regulatory approval for our products and, if we have already obtained regulatory approval, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals, in addition to the clearance we intend to seek from the U.S. Food and Drug Administration in order to sell or market our products. If we are slow or unable to adapt to changes in existing regulatory requirements or the promulgation of new regulatory requirements or policies, we or our licensees may lose marketing approval for our products which will impact our ability to conduct business in the future.

We face strong competition from larger and well established drug companies, which could harm our business and ability to operate profitably.

Our industry is competitive. There are many different drug companies that are far better funded products distributors. Even though the industry is highly fragmented, it has a number of large and well established companies, which are profitable and have developed a brand name. Aggressive marketing tactics and established distribution markets implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

If we do not attract customers, we will not make a profit, which ultimately will result in a cessation of operations.

We do not currently have a product approved to bring to market. We may not obtain approval from the Food and Drug Administration. Even if we obtain approval for our product and develop a market for our product, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations. You are likely to lose your entire investment if we cannot obtain approval for our products at prices which generate a profit.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient clients to operate profitably. If we do not make a profit, we will suspend or cease operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our products known to potential customers. Because we will be limiting our marketing activities, we may not be able to establish a market and operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We rely on key officers, consultants and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our officers, consultants and scientific and medical advisors because of their expertise and experience in medical device development. We do have “key person” life insurance policy for our Chief Executive Officer. If we are unable to obtain additional funding, we will be unable to meet our current and future compensation obligations to such employees and consultants. In light of the foregoing, we are at risk that one or more of our consultants or employees may leave our company for other opportunities where there is no concern about such employers fulfilling their compensation obligations, or for other reasons. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our results of operations.

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

The trading in our shares will be regulated by the securities and exchange commission rule 15g-9 which established the definition of a "penny stock."

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

Risks Relating to Our Organization and Our Common Stock

We are a publicly registered company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained private.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

●

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●

We do not have an audit committee. While not being legally obligated to have an audit committee, it is our view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

●

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

●	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

●	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The market price and trading volume of shares of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as limited liquidity for our stock, reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn, changes in the laws that affect our products or operations, competition, compensation related expenses, application of accounting standards and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, when the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The former business office and head of our discontinued operations is located at 5 Garbary, Gdansk, Poland 80327. On May 29, 2015 the Company purchased a 500 sq. feet of office in a stand along the building for $13,653, reflected in assets from discontinued operations.

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

Risks Relating to Our Organization and Our Common Stock

We are a publicly registered company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained private.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

●

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●

We do not have an audit committee. While not being legally obligated to have an audit committee, it is our view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

●

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

●	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

●	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The market price and trading volume of shares of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as limited liquidity for our stock, reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn, changes in the laws that affect our products or operations, competition, compensation related expenses, application of accounting standards and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, when the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Holders of our Common Stock

As of May 31, 2017, there were 5 registered stockholders, holding 5,000,000 shares of our issued and outstanding common stock.

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

As of May 31, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2017.

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

Results of Discontinued and Continuing Operations

Discontinued Operations

We have generated $236,866 in revenues since our inception on March 26, 2015. Our cost of goods sold was $195,024 resulting in a gross profit of $41,841. For the years ended May 31, 2017 and 2016, our operating expenses were comprised of selling, general and administrative expenses of $3,910 and $41,757, resulting in a net loss of $16,064 for the year ended May 31, 2017 and a net profit of $34,370 for the year ended May 31, 2016. Our selling, general and administrative expenses consisted of mainly product development and professional fees and product development.

Continuing Operations

During the years ended May 31, 2017 and 2016, we generated no revenue with no cost of goods sold being, resulting in no gross profit. Our operating expenses for the same period were comprised of general and administrative expenses of $218,257 and $11,691, resulting in a net losses of $221,351 and $11,691. Our general and administrative expenses consisted of mainly product development and professional fees.

Liquidity and Capital Resources

At May 31, 2017, we had cash and cash equivalents of $8,415 compared to the prior year of $465. We will need to raise cash through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for selling, product development, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and settlement of debt through the next 12 months.

Our operating activities used cash of $192,050 for the year ended May 31, 2017, and we used cash in operations of $45,075 during the same period in 2016. The principal elements of cash flow from operations for the year ended May 31, 2017 included our net loss of $205,287 offset by non-cash interest expense of $3,844 and accrued payable of $11,233.

For the years ended May 31, 2017 and 2016 the Company didn’t receive or use any cash through investing activities.

Cash provided in our financing activities was $200,000 for the year ended May 31, 2017, compared to $40,650 of cash generated during the comparable period in 2016 primarily as the result of $40,000 of proceeds from the sale of stock. This difference was attributed to proceeds received from two $100,000 convertible notes issued.

Our total assets at May 31, 2017 were $22,172 which was $8,415 in cash, $2,000 of prepaid expenses and $11,757 in assets from discontinued operations. Our total assets at May 31, 2016 were $13,132 which were comprised of $465 in cash and $12,667 in assets from discontinued operations property. Current liabilities increased from $750 at May 31, 2016 to $215,077 at May 31, 2017. The increase in liabilities was primarily attributable to increases in Convertible notes of $200,000, accrued interest of $3,844 and accounts payable of $11,233.

GOING CONCERN CONSIDERATION

We have generated $236,866 revenues since inception, as reflected in discontinued operations. As of May 31, 2017, the Company had an accumulated deficit of $236,905. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Stock-Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation-Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and an offset to additional paid-in capital in shareholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (1) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

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

Recent Accounting Pronouncements

 In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company does not anticipate this standard having an impact on its consolidated financials.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors and Shareholders of

Hypgen Inc. (fka Mega Bridge Inc.)

State of Nevada,

USA.

We have audited the balance sheet of Hypgen Inc. (formerly known as Mega Bridge Inc.) as of May 31, 2017 and the related statements of operations, stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2017 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For Bharat Parikh & Associates

Chartered Accountants

/s/ CA Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

Registered with PCAOB

Date :-  08/28/2017

Place:- HQ Vadodara GJ,

              India

ITEM 1. FINANCIAL STATEMENTS

HYPGEN INC
(FORMERLY MEGA BRIDGE INC.)
BALANCE SHEETS
$USD

	For the years ended May 31,
	2017	2016
ASSETS		(Restated)
CURRENT ASSETS
Cash	$8,415	$465
Prepaid Expenses	2,000	-
Assets from discontinued operations	11,757	12,667
Total current assets	22,172	13,132

TOTAL ASSETS	$22,172	$13,132

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued payables	$11,233	$-
Accrued interest	3,844	-
Related party loan	-	750
Convertible Note Payable - related party	200,000	-
Total Liabilities	215,077	750

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; authorized 1,000,000,000 and 5,000,000 shares issued and outstanding at May 31, 2017; authorized 75,000,000 and 5,000,000 shares issued and outstanding at May 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Accumulated deficit	(236,905)	(31,618)

Total Stockholders' Deficit	(192,905)	12,382

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,172	$13,132

The accompanying notes are an integral part of these consolidated financial statements.

HYPEGEN INC
(FORMERLY MEGA BRIDGE INC.)
STATEMENTS OF OPERATIONS

	For the Years ended May 31,
	2017	2016
		(Restated)
Continuing Operations:
Revenue	$-	$-
Cost of Goods Sold:
Product Purchases	-	-

Gross Profit	-	-

Operating Expenses:
General and administrative	218,257	11,691
Total operating expense	218,257	11,691

Loss from operations	218,257	11,691

OTHER (INCOME) EXPENSE
Interest expense, net	3,844	-
Forgiveness of debt due to a related party debt	(750)	-
Total other (income) expense	3,094	-

Discontinued Operations:
Gain (loss) from discontinued operations	16,064	(34,370)
Total discontinued operations	16,064	(34,370)

Net loss before income tax provision	(205,287)	(46,061)

Provision for income tax	-	-

Net income (loss)	$(205,287)	$(46,061)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPGEN INC
(FORMERLY MEGA BRIDGE INC.)
STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2017	2016

Operating activities:
Net gain (loss)	$(205,287)	$(46,061)
Adjustment to reconcile net loss to net cash provided by operations:
Depreciation	910	986
Non-cash interest charges	3,844	-
Forgiveness of debt due to a related party debt	(750)	-
Changes in assets and liabilities:
Decrease (Increase) in prepaid and deposits	(2,000)	-
Increase in accounts payable	11,233	-

Net cash used by operating activities	(192,050)	(45,075)

Investing activities:
Net cash provided by investing activities	-	-

Financing activities:
Related party loan	-	650
Proceeds from issuance of common stock	-	40,000
Proceeds from Convertible notes payable - related party	200,000	-

Net cash provided by financing activities	200,000	40,650

Net increase (decrease) in cash	7,950	(4,425)

Cash, beginning of period	465	4,890
Cash, end of period	$8,415	$465

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-

Interest Paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HYPGEN INC
(FORMERLY MEGA BRIDGE INC.)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended May 31, 2017 and 2016

	Common Stock			Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Loss)	Equity

Balance, May 31, 2015	4,000,000	$4,000	$-	$14,443	$18,443

Common Shares issued:
For cash on May 3 & 5, 2016	1,000,000	1,000	39,000	-	40,000

Net gain (loss)	-	-	-	(46,061)	(46,061)
Balance, May 31, 2016	5,000,000	$5,000	$39,000	$(31,618)	$12,382

Common Shares issued:
Share issued for cash	-	-	-	-	-

Net gain (loss)	-	-	-	(205,287)	(205,287)
Balance, May 31, 2017	5,000,000	$5,000	$39,000	$(236,905)	$(192,905)

The accompanying notes are an integral part of these consolidated financial statements.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

HYPGEN INC. (formerly MEGA BRIDGE INC). (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on March 26, 2015.

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

The accompanying audited consolidated financial statements of Hypgen Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” are to HYPGEN INC.

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued be 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, pursuant to the terms of the Asset Assignment Agreement, upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled ”COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. The Asset Assignment Agreement grants to Holdings LCC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the even the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assigns.

On August 1, 2017, the Company changed its name to Hypgen Inc. to more accurately reflect the Company’s new strategic direction as it focuses its efforts on developing therapeutic treatment options for Parkinson's disease. Effective with the name change the Company’s trading symbol was changed to HPGN with OTC Markets.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company has incurred net losses of $205,287 and $46,061 for the years ended May 31, 2017 and 2016, respectively. Management’s plans include the raising of capital through related and third parties to fund future operations of ongoing clinical trials and anticipated clinical trials for our current Parkinson's Disease related products. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurances that the revenues from target projects will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At May 31, 2017 the Company had no cash equivalents.

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 and $39,847 for the years ended May 31, 2017 and 2016, respectively. The expense in the prior year is reflected in discontinued operations. The Company anticipates substantial expense as it conducts phase II trials and tries to move its product to market along with the development of its other products. The Company will also evaluate products and technologies in the medical products space, with its main focus on Parkinson’s Disease. As the Company continues to develop its products and relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs may be accumulated for subsidiaries prior to formation of entities.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

ASC 740 “Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company does not meet the more-likely-than-not threshold as of May 31, 2017.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements.

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

NOTE 3: CONVERTIBLE NOTES PAYABLE

On January 27, 2017, the Company entered into a one year convertible note with the face value of $100,000 bearing 8% interest. Fund were transmitted to the Company on February 1, 2017 at which time interest started to accrue. The Company can prepay this note in full or in part at any time without penalty. This note becomes convertible at the sole discretion of the note holder if full payment has not been made when the maturity date arrives. The holder of the note shall be entitled to a conversion price equal to seventy percent of the average trading price computed based on the previous 7 trading days prior to notice of conversion. These shares once converted may not be offered, sold, transferred or disposed of in any other way without prior written consent of the Company. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share. Accrued interest at May 31, 2017 was $2,644.

On April 7, 2017, the Company entered into a one year convertible note with the face value of $100,000 bearing 8% interest. The Company can prepay this note in full or in part at any time without penalty. This note becomes convertible at the sole discretion of the note holder if full payment has not been made when the maturity date arrives. The holder of the note shall be entitled to a conversion price equal to seventy percent of the average trading price computed based on the previous 7 trading days prior to notice of conversion. These shares once converted may not be offered, sold, transferred or disposed of in any other way without prior written consent of the Company. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share. Accrued interest at May 31, 2017 was $1,200.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 4: STOCKHOLDERS’ EQUITY

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share. As of May 31, 2017, the Company had no authorized preferred stock.

On January 26th, 2017, the Company Amended its Articles to increase the Authorized share Capital of the Company from 75,000,000 to 1,000,000,000.

Fiscal year 2016

On May 3 and May 6, 2016, the Company issued a total of 1,000,000 shares of common stock for a purchase price of $0.04 per share to 30 individual investors. The Company received proceeds of $40,000 from the sale of the common stock.

Fiscal year 2017

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

As of May 31, 2017 there were no outstanding stock options or warrants.

NOTE 5: DISCONTINUED OPERATIONS

The office chair products segment was officially discontinued as of June 28, 2017.

HYPEGEN INC.
(FORMERLY MEGA BRIDGE INC.)
STATEMENTS OF DISCONTINUED OPERATIONS

	For the Years ended May 31,
	2017	2016
Discontinued Operations:
Revenue	$73,171	$132,821
Cost of Goods Sold:
Product Purchases	53,197	125,434

Gross Profit	19,974	7,387

Operating Expenses:
General and administrative	3,000	924
Product development	-	39,847
Depreciation	910	986
Total operating expense	3,910	41,757

Net Income (Loss) from discontinued operations	16,064	(34,370)

Balance sheets from discontinued operations for the years ended May 31:

	2017	2016

Assets of discontinued operations	$11,757	$12,667

Liabilities of discontinued operations	-	-

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 5: DISCONTINUED OPERATIONS (CONTINUED)

For the years ended May 31, 2017 and 2016 the Company’s assets were comprised of a building located at 5 Garbary, Gdansk, Poland 80327. The building was recorded at an original cost of $13,653 and was being depreciated in operations with accumulated depreciation of $1,896 and $986 for the years ended May 31, 2017 and 2016.

NOTE 6: INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for the reporting period presented.

The Company did not record any income tax accrual for the period from inception to May 31, 2017. We expect to incur significant expenses in future periods which will offset any future net income.

In the future the Company will record income tax accruals at the following rates:

Federal	34%
State	-%
34%

NOTE 7: RELATED PARTY TRANACTIONS

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

On January 27, 2017, the Company entered into a twelve-month convertible promissory note with a related party. The note has a face value of $100,000 and bears an annual interest rate of 8%. The Company may prepay this note in whole or in part at any time upon its sole discretion. Upon maturity, if full payment has not been made by the Company to the holder, at the exclusive option of holder, common shares of the Company, issuable from Treasury shall be issued to it. Applicable conversion shall be at a 30% discount to the then trading market average of the last 7 (seven) trading days. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share.

On April 7, 2017, the Company entered into a twelve-month convertible promissory note with a related party. The note has a face value of $100,000 and bears an annual interest rate of 8%. The Company may prepay this note in whole or in part at any time upon its sole discretion. Upon maturity, if full payment has not been made by the Company to the holder, at the exclusive option of holder, common shares of the Company, issuable from Treasury shall be issued to it. Applicable conversion shall be at a 30% discount to the then trading market average of the last 7 (seven) trading days. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 8: SUBSEQUENT EVENTS

Stock issuances

Subsequent to May 31, 2017, the Company issued additional shares of common stock as follows: (i) 90,000,000 shares in connection with an asset assignment agreement; (ii) 800,000 shares to retire convertible debt and; (iii) 40,000,000 shares to consultants.

Subsequent to May 31, 2017, the Company issued 2,000,000 preferred shares beneficially owned by Richard L. Chang, director representing 100% of the issued and outstanding preferred stock.

On July 26, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada. The Certificate of Amendment amends Article III of the Company’s Articles of Incorporation to authorize the issuance of up to two million (2,000,000) shares of Preferred Stock, par value $0.001 per share, which have the right to cast one thousand (1,000) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock, including the election of directors, and all other matters required by law.

Corporate

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued be 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, pursuant to the terms of the Asset Assignment Agreement, upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled ”COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. The Asset Assignment Agreement grants to Holdings LCC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the even the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assigns.

On June 28, 2017, the Company discontinued operations of its office products sales and distribution segment.

On June 28, 2017, the Company executed an Amendment to Promissory Notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC in the aggregate principal amount of $200,000. The Amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share.

On June 28, 2017, the Company executed a Promissory Convertible Note with Bakken Development LLC in the principal amount of $400,000. The convertible note accrues interest at the rate of 10% per annum; is due and payable on or before June 28, 2019; may be converted at any time by the holder into shares of Company common stock at a conversion price of $.50 per share; and automatically converts into share of Company common stock at a conversion price of $.50 per share upon the Company’s completion of a financing in the minimum amount of $5,000,000.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Apica Investments Limited pursuant to which the Company agreed to issue 15,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; monthly fees to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Brighton Capital Ltd. pursuant to which the Company agreed to issue 6,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 8: SUBSEQUENT EVENTS (CONTINUED)

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Rafferty Finance S.A. pursuant to which the Company agreed to issue 5,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Common shares under this contract were issued on July 19, 2017 and cash payment was made on June 30, 2017.

Mr. Treminio, the former Chief Executive Officer is an employee of Rafferty Finance S.A. “(Rafferty”). Under the Company’s consulting agreement with Rafferty, dated June 28, 2017. Mr. Treminio is required to secure additional capital, to preserve the rights of the patent under the Asset Assignment Agreement. Mr. Treminio shall, among other things, oversee, direct and manage all aspects investor & public or media relations, corporate finance as well as strategic planning, subordinate leadership, and operations of the Company. Mr. Treminio shall report directly to the Company’s CEO and /or Board of Directors (the “Board”). Effective with Mr. Treminio’s resignation, he shall not have any authority to execute and agreements or expend or access any Company funds or accounts without approval of the Chief Executive Officer.

On July 8, 2017, the Company entered into an Employment Agreement for a two-year term with Dr. McCoy Moretz, the Company’s Chief Executive Officer, Chief Financial Officer, Chief Medical Officer, and a director. Dr. McCoy was also granted 8,000,000 shares of Company common stock and a warrant to purchase up to 10,000,000 shares of Company common stock. The stock was issued on July 19, 2017.

On July 8, 2017, the Company entered into a Consulting Agreement for a two-year term with Richard L. Chang Holdings LLC (“Holdings LLC”), a company owned and controlled by Richard Chang, who is a director of the Company. Holdings LLC is also an affiliate of the Company by virtue of its ownership of more than 10% of the outstanding shares of Company common stock and all of the shares of preferred stock. This consulting agreement provides for Holdings LLC to assist the Company with clinical operations, managing the Company’s patents and intellectual property, and assist the Company in technical matters in manufacturing the drug and research and development. As compensation for its services, the Company agrees to pay Holdings LLC a base fee of $2,500 per month.

On July 11, 2017, the Board of Directors of the Company appointed Dr. Moretz as the Chief Financial Officer of the Company.

On July 11, 2017, the Company entered into a Support and Collaboration Agreement with Rich Pharmaceuticals, Inc., a Nevada corporation, to support the Company’s development of treatments for Parkinson’s Disease. Under the terms of the agreement, Rich will provide data, raw materials and advisory support to the Company to assist the Company with its development of treatments for Parkinson’s disease and the associated regulatory approval process. In exchange, the Company agreed to pay Rich $100,000 and issue Rich 15,000,000 shares of Company common stock which were issued on July 28, 2017. Cash under this contract was paid on 13 July 2017.

On July 18, 2017, we filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly-owned subsidiary, HypGen Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, our board of directors authorized a change in our name to “HypGen Inc” and our Articles of Incorporation have been amended to reflect this name change.

On August 1, 2017, the Company changed its name to Hypgen Inc. to more accurately reflect the Company’s new strategic direction as it focuses its efforts on developing therapeutic treatment options for Parkinson's disease. Effective with the name change the Company’s trading symbol was changed to HPGN with OTC Markets.

On August 11, 2017, the Company issued 800,000 common shares to retire convertible promissory notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC in the aggregate principal amount of $200,000. As amended, the promissory notes convert into shares of Company common stock at the conversion price of $.25 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of May 31, 2017, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended May 31, 2017 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of May 31, 2017, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

Because of the above condition, the Company's internal controls over financial reporting were not effective as of May 31, 2017.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Antonio Treminio Villas del Mirador, Casa No. 4, Sierritas de Santo Domingo, Managua, Nicaragua	46	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Antonio Treminio acted as our President, principal executive and director since January 18, 2017. As such, it was decided that Mr. Treminio was going to be our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and sole member of our board of directors. Mr. Treminio has spent substantially all of his time planning and organizing activities of Mega Bridge Inc. Mr. Treminio resigned his position with the Company effective June 28, 2017.

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

DIRECTOR INDEPENDENCE

As of May 31, 2017 the board of directors was currently composed of one member, Antonio Treminio, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In his consulting role as Chief Executive Officer, we believe that his independence is impaired. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

Directors’ and Officers’ Liability Insurance

The Company currently does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

The Company does not have any committees.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation earned by our executive officers and directors for May 31, 2017 and 2016:

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Olaf Robak (1)	2017	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer/Chief Financial Officer, director	2016	$-	$-	$-	$-	$-	$-	$-

Antonio Treminio (2)	2017	$43,500	$-	$-	$-	$-	$-	$43,500
Chief Executive Officer/Chief Financial Officer, director	2016	$-	$-	$-	$-	$-	$-	$-

______

(1)	Mr. Robak resigned as Chief Executive Officer and Chief Financial Officer on January 18, 2017 upon First Legacy Management LLC change of control.

(2)	Mr. Treminio was appointed Chief Executive Officer and Chief Financial Officer upon the upon First Legacy Management LLC change of control.

(3)	Mr. Treminio resigned June 29, 2017 as Chief Executive Officer and Chief Financial Officer.

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

As of May 31, 2017, there are no employment agreements between the company and its officers.

Mr. Treminio devoted substantially all his time to manage the affairs of the Company. Mr. Treminio, received monthly compensation as a consultant. Mr. Treminio, the former Chief Executive Officer is an employee of Rafferty Finance S.A. “(Rafferty”). Under the Company’s consulting agreement with Rafferty, dated June 28, 2017, Mr. Treminio is required to secure additional capital, to preserve the rights of the patent under the Asset Assignment Agreement. Mr. Treminio shall, among other things, oversee, direct and manage all aspects investor & public or media relations, corporate finance as well as strategic planning, subordinate leadership, and operations of the Company. Mr. Treminio shall report directly to the Company’s CEO and /or Board of Directors (the “Board”). Effective with Mr. Treminio’s resignation, he shall not have any authority to execute and agreements or expend or access any Company funds or accounts without approval of the Chief Executive Officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 28, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

	Number of Shares	Percentage of
	Beneficially	Outstanding
Name	Owned(1)	Common Stock

Non-employees and directors:
Richard L. Chang, director	63,275,000	46.59%
Chew Chuan Tin	15,300,000	11.27%
Rich Pharmaceuticals, Inc.	9,327,500	6.87%

Named Executive Officers:
Dr. McCoy Moretz, Chief Executive Officer and Chief Financial Officer (2)	8,000,000	5.89%

Common shares beneficially owned by affiliates, directors and officers as a group (4 persons)	95,902,500	70.62%

___________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 28, 2017, there were 135,800,000 shares of our common stock issued and outstanding.

(2)

As of August 27, 2017, the Company issued 2,000,000 preferred shares beneficially owned by Richard L. Chang, director representing 100% of the issued and outstanding preferred stock having 1000 to 1 voting rights over shares of the Company’s common stock.

Future sales by existing stockholders

A total of 120,000,000 shares of common stock were issued to directors and consultants, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. There are currently 60,000,000 outstanding five year cashless warrants outstanding, $400,000 in face value of promissory convertible notes plus accrued interest outstanding to be converted into common shares at any time by the holder at a conversion price of $.50 per share; and automatically converts into share of Company common stock at a conversion price of $.50 per share upon the Company’s completion of a financing in the minimum amount of $5,000,000. There are 18 holders of record for our common stock who owns 135,800,000 shares of our common stock and one holder of 2,000,000 of preferred restricted shares. No stock options have been issued by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of May 31, 2017, Antonio Treminio was our sole officer and director. Mr. Treminio, the former Chief Executive Officer is an employee of Rafferty Finance S.A. “(Rafferty”). Under the Company’s consulting agreement with Rafferty, dated June 28, 2017, Mr. Treminio is required to secure additional capital, to preserve the rights of the patent under the Asset Assignment Agreement. Mr. Treminio shall, among other things, oversee, direct and manage all aspects investor & public or media relations, corporate finance as well as strategic planning, subordinate leadership, and operations of the Company. Mr. Treminio shall report directly to the Company’s CEO and /or Board of Directors (the “Board”). Effective with Mr. Treminio’s resignation, he shall not have any authority to execute and agreements or expend or access any Company funds or accounts without approval of the Chief Executive Officer.

On January 27, 2017, the Company entered into a twelve-month convertible promissory note with a related party. The note has a face value of $100,000 and bears an annual interest rate of 8%. The Company may prepay this note in whole or in part at any time upon its sole discretion. Upon maturity, if full payment has not been made by the Company to the holder, at the exclusive option of holder, common shares of the Company, issuable from Treasury shall be issued to it. Applicable conversion shall be at a 30% discount to the then trading market average of the last 7 (seven) trading days. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share.

On April 7, 2017, the Company entered into a twelve-month convertible promissory note with a related party. The note has a face value of $100,000 and bears an annual interest rate of 8%. The Company may prepay this note in whole or in part at any time upon its sole discretion. Upon maturity, if full payment has not been made by the Company to the holder, at the exclusive option of holder, common shares of the Company, issuable from Treasury shall be issued to it. Applicable conversion shall be at a 30% discount to the then trading market average of the last 7 (seven) trading days. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share.

On July 8, 2017, the Company entered into an Employment Agreement for a two-year term with Dr. McCoy Moretz, the Company’s Chief Executive Officer, Chief Financial Officer, Chief Medical Officer, and a director. Dr. McCoy was also granted 8,000,000 shares of Company common stock and a warrant to purchase up to 10,000,000 shares of Company common stock. The stock was issued on July 19, 2017.

On August 3, 2017, the Company issued 2,000,000 preferred shares beneficially owned by Richard L. Chang, director representing 100% of the issued and outstanding preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, Bharat Parikh & Associates for the fiscal years ended May 31, 2017 and 2016, for the categories of services indicated.

	Years Ended May 31,
Category	2017	2016
Audit Fees	$6,500	$2,000
Tax Fees	-	-
All Other Fees	-	-
Total	$6,500	$2,000

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.1.1	Certificate of Amendment (2)

3.1.2	Certificate of Amendment (2)

3.1.3	Articles of Merger, dated July 18, 2017 (3)

3.1.4	Certificate of Amendment, dated July 26, 2017 (3)

3.2	Bylaws (1)

10.2	Asset Assignment Agreement (4)

10.3	Amendment dated June 28, 2017 to Promissory Notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC (4)

10.4	Promissory Convertible Noted dated June 28, 2017 with Bakken Development LLC in the principal amount of $400,000 (4)

10.5	Consulting Agreement dated June 28, 2017 with Apica Investments Limited (4)

10.6	Common Stock Purchase Warrant dated June 28, 2017 with Apica Investments Limited (4)

10.7	Consulting Agreement dated June 28, 2017 with Brighton Capital, Ltd. (4)

10.8	Common Stock Purchase Warrant dated June 28. 2017 with Brighton Capital, Ltd. (4)

10.9	Consulting Agreement dated June 28, 2017 with Rafferty Finance S.A. (4)

10.10	Common Stock Purchase Warrant dated June 28, 2017 with Rafferty Finance S.A. (4)

10.11	Common Stock Purchase Warrant dated June 28, 2017 with Dr. McCoy Moretz (4)

10.12	Common Stock Purchase Warrant dated June 28, 2017 with Imagic, LLC (4)

10.13	Common Stock Purchase Warrant dated June 28, 2017 with SD Law Group APC (4)

10.14	Resignation of Antonio Treminio (4)

10.16	Employment Agreement dated July 8, 2017 with Dr. McCoy Moretz (5)

10.17	Consulting Agreement dated July 8, 2017 with Richard L. Chang Holdings LLC (5)

10.18	Support and Collaboration Agreement dated July 11, 2017 with Rich Pharmaceuticals, Inc. (5)

31.1

Certification of Chief Executive Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Tauriga Sciences, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on October 13, 2015.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 31, 2017
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 1, 2017
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 10, 2017
(5)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 12, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPGEN INC.

Date: August 29, 2017	By:	/s/ Dr. McCoy Moretz
	Name:	Dr. McCoy Moretz
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

