Form 10-Q
period 2017-08-31
HypGen Inc
filed 2017-10-16
CIK 1653629

UNITED STATES

SECURITIES AND EXHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

Commission file number 333-207383

HYPGEN INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1999 Avenue of the Stars Suite 1100

Century City, California 90067

(Address of principal executive offices, including zip code)

(212) 315-9705

Registrant’s telephone number, including area code

#501 Madison Avenue 14th Floor

New York, New York 10022

Address of Previous Executive Office

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES x NO o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ¨ NO x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer", “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES o NO x

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: 135,800,000 common shares and 2,000,000 preferred shares as of October 14, 2017.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions. Statements in this report concerning the following are forward looking statements:

• future financial and operating results;

• our ability to fund operations and business plans, and the timing of any funding or corporate development transactions we may pursue;

• the ability of our suppliers to provide products or services in the future of an acceptable quality on a timely and cost-effective basis;

• expectations concerning market acceptance of our products;

• current and future economic and political conditions;

• overall industry and market trends;

• management’s goals and plans for future operations; and

• other assumptions described in this report underlying or relating to any forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that may cause actual results to differ from those projected include the risk factors specified below.

USE OF DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only:

• "we," "us," "our" and "Company" refer to the business of HypGen, Inc.;

• "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended;

• "SEC" refers to the United States Securities and Exchange Commission;

• "Securities Act" refers to the United States Securities Act of 1933, as amended;

• "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States.

3

ITEM 1. FINANCIAL STATEMENTS

HYPGEN INC

(FORMERLY MEGA BRIDGE INC.)

CONDENSED BALANCE SHEETS

	AUGUST 31, 2017	MAY 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$48,404	$8,415
Prepaid Expenses	—	2,000
License asset agreement, net of amortization	175,401	—
Assets from discontinued operations	11,681	11,757
Total current assets	235,486	22,172
TOTAL ASSETS	$235,486	$22,172

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued expenses and payables	$16,908	$11,233
Loan payable - related party	100	—
Accrued salary, wages and taxes	5,833	—
Accrued interest	15,600	3,844
Convertible Note Payable - related party	400,000	200,000
Committments and contingencies	—	—
Total Liabilities	438,441	215,077

STOCKHOLDERS' DEFICIT
Preferred stock: authorized 2,000,000; $0.001 par value; 2,000,000 shares issued and outstanding at August 31, 2017 and no shares issued or authorized as of May 31, 2017	2,000	—
Common stock: authorized 1,000,000,000; $0.001 par value; 135,800,000 and 5,000,000 shares issued and outstanding at August 31, 2017 and May 31, 2017	135,800	5,000
Additional Paid in Capital	249,767	39,000
Accumulated deficit	(590,522)	(236,905)
Total Stockholders' Deficit	(202,955)	(192,905)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,486	$22,172

The accompanying notes are an integral part of these financial statements

HYPGEN INC

(FORMERLY MEGA BRIDGE INC.)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended August 31,
	2017	2016

Continuing Operations:
Revenue	$—	$—
Cost of Goods Sold:
Product Purchases	—	—

Gross Profit	—	—

Operating Expenses:
Amortization expense	1,599	—
Salary and payroll expense	19,827	—
Professional fees	227,367	—
General and administrative	92,992	17,501
Total operating expense	341,785	17,501

Net income (loss) from operations	(341,785)	17,501

OTHER INCOME (EXPENSE)
Interest expense, net	(11,756)	—
Total other income (expense)	(11,756)	—

Discontinued Operations:
Income (loss) from discontinued operations	(76)	17,150
Total discontinued operations	(76)	17,150

Net income before income tax provision	(353,617)	(351)

Provision for income tax	—	—

Net income (loss)	$353,617	$(351)

Basic and diluted net earnings (loss) per share of common stock:
Continuing operations	$(0.005)	$(0.003)
Discontinued operations	$(0.000)	$0.003
Total basic and diluted net earnings (loss) per share of common stock	$(0.005)	$(0.000)

Weighted average number of shares outstanding:
Basic and diluted	64,305,495	5,000,000

The accompanying notes are an integral part of these financial statements

HYPGEN INC

(FORMERLY MEGA BRIDGE INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended August 31,
	2017	2016
Operating activities:
Net income (loss) from continuing operations	$(353,541)	$(17,501)
Net income (loss) from discontinued operations	(76)	17,150
Net income	$(353,617)	$(351)
Adjustment to reconcile net loss to net cash provided by operations:
Amortization and depreciation	1,675	228
Warrants and shares issued to consultants for services	66,567	—
Changes in assets and liabilities:
Decrease (Increase) in prepaid and deposits	2,000	—
Increase in accrued interest	11,756	—
Increase in accrued expenses and payables	11,508	—
Net cash used by operating activities	(260,111)	(123)
Investing activities:
Cash paid for license fee	(100,000)
Net cash used by investing activities	(100,000)	—
Financing activities:
Proceeds from Convertible note payable - related party	400,000	—
Proceeds from loan - related party	100
Net cash provided by financing activities	400,100	—
Net increase in cash	39,989	(123)
Cash, beginning of period	8,415	465
Cash, end of period	$48,404	$342
Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$—	$—
Interest Paid	$—	$—
Non-cash activity
Common and Preferred shares issued to acquired license	$77,000	$—
Convertible notes redeemed for common stock	$200,000	$—

The accompanying notes are an integral part of these financial statements

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business

HYPGEN INC. (formerly MEGA BRIDGE INC) (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on March 26, 2015.

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

We have not elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

The accompanying unaudited interim condensed financial statements of HYPGEN INC. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and the accompanying notes. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended May 31, 2017 as reported in the Annual Report on Form 10-K have been omitted.

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

On March 9, 2017 FINRA notified the Company that request for symbol change was approved. Effective March 13, 2017 the Company’s common stock began trading under the symbol MGBR.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Nature of Business (Continued)

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, the Company issued 15,000,000 common shares to Rich Pharmaceuticals, Inc. for use of the clinical trial under an Investigational New Drug Application. Additionally, pursuant to the terms of the Asset Assignment Agreement, upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled ”COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. The Asset Assignment Agreement grants to Holdings LLC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the event the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As indicated in the accompanying condensed financial statements, the Company has incurred net losses of $353,617 and $351 for the three months ended August 31, 2017 and 2016, respectively. Management’s plans include the raising of capital through related and third parties to fund future operations of pushing its Parkinson’s disease drug through phase II drug trials in order to obtain approval from the food and drug administration (“FDA”). Failure to raise adequate capital during the testing and approval seeking process may force the Company to curtail or cease operations. Additionally, even if the Company raises sufficient capital to support its operating expenses, there can be no assurances that FDA approval will be granted whereby no revenue from target project will ever be recognized to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At August 31, 2017 and August 31, 2016, the Company had no cash equivalents.

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

Intangible Assets

Intangible assets consisted of a licensing fee under an asset assignment agreement for a patent which was granted November 10, 2016. At the time of the assignment on June 28, 2017, the patent had a remaining life of 19 years and 135 days, which the Company has determined to be the remaining useful life of the patent whereby total investment will be amortized on a straight-line basis over this period. In exchange for the rights to the intellectual property the Company paid $100,000 in cash, issued 2,000,000 preferred shares and 75,000,000 commons shares. The total investment was valued at $177,000.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three months ended August 31, 2017 and 2016 the basic and fully diluted earnings per share were the same as the Company had a loss in each of these periods. At August 31, 2017, the Company had potentially dilutive instruments in the form of 60,000,000 common stock warrants with a cashless exercise provision outstanding as well as 831,200 common shares issuable upon the conversion of outstanding principal and interest on convertible notes.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted on the grant date as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and an offset to additional paid-in capital in stockholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value on the grant date of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services over the term of the related services.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

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

Customers of our discontinued operation paid for their product at the time we are advised by the manufacturer/distributor that the product is ready for shipment or pick-up. The Company recognizes revenue when the pre-paid product has been delivered to, or picked up by, the customer. In the event there is a significant delay between the date the customer pre-pays for the product and the delivery or pick-up of the product, revenue would be deferred until the customer accepts delivery of the product. Under our current operations we do not expect to recognize revenue until we receive FDA approval to sell our Parkinson’s disease drug commercially.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 for the three months ended August 31, 2017 and 2016. The expense in the prior year is reflected in discontinued operations. The Company anticipates substantial expense as it conducts phase II trials and tries to move its product to market along with the development of its other products. The Company will also evaluate products and technologies in the medical products space, with its main focus on Parkinson’s Disease. As the Company continues to develop its products and relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs may be accumulated for subsidiaries prior to formation of entities.

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

The Company did not record any income tax accrual for the period from inception to August 31, 2017. We expect to incur significant expenses in future periods which will offset any net profit.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s condensed financial statements.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 3: DISCONTINUED OPERATIONS

On June 28, 2017, the Company discontinued operations of its office products sales and distribution segment. Depreciation expense as it appears on the Condensed Statement of Cash Flows for the three months ended August 31, 2017 and 2016 was $76 and $227, respectively. Depreciation on the condensed statement of operations for the three months ended August 31, 2017 are recorded as Gain (Loss) from Discontinued Operations.

The condensed statement of operations was restated to reflect the reclassification of the discontinued operations.

HYPEGEN INC
(FORMERLY MEGA BRIDGE INC.)
STATEMENTS OF DISCONTINUED OPERATIONS

	For the three months ended
	August 31, 2017	August 31, 2016
Discontinued Operations:
Revenue	$—	$42,300
Cost of Goods Sold:
Product Purchases	—	24,173
Gross Profit	—	18,127

Operating Expenses:
General and administrative	—	750
Product development	—	—
Depreciation	76	227
Total operating expense	76	977
Loss from discontinued operations	76	(17,150)

On May 25, 2015 the Company purchased a small office located at 5 Garbary in Gdansk Poland. The purchase price was $13,653. The Company utilized this space as its primary office for the former discontinued operations. Assets from discontinued operations are reflected net of accumulated depreciation.

	August 31, 2017	May 31, 2017

Assets of discontinued operations	$11,681	$11,757

Liabilities of discontinued operations	—	—

NOTE 4: INTANGIBLE ASSETS

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, the Company issued 15,000,000 common shares to Rich Pharmaceuticals, Inc. for use of the clinical trial under an Investigational New Drug Application. The Asset Assignment Agreement grants to Holdings LLC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the even the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees. The common and preferred shares were valued at $77,000. Further cash compensation was given in the amount of $100,000 totaling an investment of $177,000.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 4: INTANGIBLE ASSETS (CONTINUED)

The below chart analyzes the license value net of amortization:

	August 31, 2017	Estimated Life
Investment in license	$177,000	19.4 years
Less amortization	$(1,599)
License fee net amortization	$175,401

Amortization expense for the three months ended August 31, 2017 and was $1,599 and $0, respectively.

NOTE 5: CONVERTIBLE NOTES PAYABLE

On January 27, 2017, the Company entered into a one-year convertible note with the face value of $100,000 bearing 8% interest. Funds were transmitted to the Company on August 1, 2017 at which time interest started to accrue. The Company was permitted to prepay this note in full or in part at any time without penalty. This note was to become convertible at the sole discretion of the note holder if full payment had not been made when the maturity date arrived. The holder of the note was entitled to a conversion price equal to seventy percent of the average trading price computed based on the previous 7 trading days prior to notice of conversion. These shares once converted may not be offered, sold, transferred or disposed of in any other way without prior written consent of the Company. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share and the principal was converted on August 11, 2017. Accrued interest at conversion remains at $4,244.

On April 7, 2017, the Company entered into a one-year convertible note with the face value of $100,000 bearing 8% interest. The Company was able to prepay this note in full or in part at any time without penalty. This note was to become convertible at the sole discretion of the note holder if full payment had not been made when the maturity date arrived. The holder of the note was entitled to a conversion price equal to seventy percent of the average trading price computed based on the previous 7 trading days prior to notice of conversion. These shares once converted may not be offered, sold, transferred or disposed of in any other way without prior written consent of the Company. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share and the principal was converted on August 11, 2017. Accrued interest at conversion of principal remains at $2,800.

On June 28, 2017, the Company executed a Promissory Convertible Note with Bakken Development LLC in the principal amount of $400,000. The convertible note accrues interest at the rate of 10% per annum; is due and payable on or before June 28, 2019; may be converted at any time by the holder into shares of Company common stock at a conversion price of $.50 per share; and automatically converts into shares of Company common stock at a conversion price of $.50 per share upon the Company’s completion of a financing in the minimum amount of $5,000,000. At August 31, 2017, accrued interest on this note was $8,556.

On August 11, 2017, the Company issued 800,000 common shares to retire convertible promissory notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC in the aggregate principal amount of $200,000. As amended, the promissory notes convert into shares of Company common stock at the conversion price of $.25 per share. Accrued interest remains unconverted on this note in the amount of $7,044.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Pursuant to the June 28, 2017 Asset Assignment Agreement with Holdings LLC and its assignment to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results there is a major fund raising requirement. The Company must raise a minimum of $1,000,000 in equity financing by June 28, 2018. The Asset Assignment Agreement grants to Holdings LCC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the event the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees. As of August 31, 2017, the Company has not raised any capital towards the $1,000,000 requirement.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

The Company has entered into several consulting agreements where monthly fees commence upon achieving the attainment of raising $1,000,000 in equity financing and increase upon the Company successfully raising $5,000,000. The Company is currently not accruing any expense under these contracts and it not required to compensate these consultants beyond stock, cash and warrants already issued should one of both thresholds are not achieved. Any stock and warrants issued are immediately vested to the consultants. The following agreements have been entered between the Company and the following consultants:

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Apica Investments Limited pursuant to which the Company agreed to issue 15,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; monthly fees of $1,800 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $4,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (as defined below), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 10.6% of the amount of the shares of Company common stock issued by the Company outside the following “Excepted issuances”: (i) shares of Company common stock in connection with a debt or equity financing; (ii) shares of common stock reserved under the Company’s equity incentive/stock option plan; (iii) the shares, warrants and shares to be issued upon exercise of the warrants and conversion of the convertible notes described in the Assignment Agreement dated June 28, 2017 between the Company and Richard L. Chang’s Holdings, LLC. Upon the written or oral request of Consultant, the Company shall within twenty-four (24) hours confirm orally and in writing to the Consultant the number of shares of Common Stock then outstanding.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Brighton Capital Ltd. pursuant to which the Company agreed to issue 6,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees of $1,800 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $4,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (as defined below), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 4.99% of the amount of the shares of Company common stock issued by the Company outside the following “Excepted issuances”: (i) shares of Company common stock in connection with a debt or equity financing; (ii) shares of common stock reserved under the Company’s equity incentive/stock option plan; (iii) the shares, warrants and shares to be issued upon exercise of the warrants and conversion of the convertible notes described in the Assignment Agreement dated June 28, 2017 between the Company and Richard L. Chang’s Holdings, LLC. Upon the written or oral request of Consultant, the Company shall within twenty-four (24) hours confirm orally and in writing to the Consultant the number of shares of Common Stock then outstanding.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Rafferty Finance S.A. pursuant to which the Company agreed to issue 5,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees of $5,400 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $13,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. Common shares under this contract were issued on July 19, 2017 and cash payment was made on June 30, 2017.

 HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 6: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Mr. Treminio, the former Chief Executive Officer is an employee of Rafferty Finance S.A. “(Rafferty”). Under the Company’s consulting agreement with Rafferty, dated June 28, 2017. Mr. Treminio is required to secure additional capital, to preserve the rights of the patent under the Asset Assignment Agreement. Mr. Treminio shall, among other things, oversee, direct and manage all aspects investor & public or media relations, corporate finance as well as strategic planning, subordinate leadership, and operations of the Company. Mr. Treminio shall report directly to the Company’s CEO and /or Board of Directors (the “Board”). Effective with Mr. Treminio’s resignation, he shall not have any authority to execute and agreements or expend or access any Company funds or accounts without approval of the Chief Executive Officer. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (as defined below), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 4.99% of the amount of the shares of Company common stock issued by the Company outside the following “Excepted issuances”: (i) shares of Company common stock in connection with a debt or equity financing; (ii) shares of common stock reserved under the Company’s equity incentive/stock option plan; (iii) the shares, warrants and shares to be issued upon exercise of the warrants and conversion of the convertible notes described in the Assignment Agreement dated June 28, 2017 between the Company and Richard L. Chang’s Holdings, LLC. Upon the written or oral request of Consultant, the Company shall within twenty-four (24) hours confirm orally and in writing to the Consultant the number of shares of Common Stock then outstanding.

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

On July 8, 2017, the Company entered into a consulting agreement with Imagic, LLC. Upon the commencement of this engagement, the consultant or it’s designees were issued shares of the Company in the amount of 12,000,000 common shares. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (as defined below), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 10.6% of the amount of the shares of Company common stock issued by the Company outside the following “Excepted issuances”: (i) shares of Company common stock in connection with a debt or equity financing; (ii) shares of common stock reserved under the Company’s equity incentive/stock option plan; (iii) the shares, warrants and shares to be issued upon exercise of the warrants and conversion of the convertible notes described in the Assignment Agreement dated June 28, 2017 between the Company and Richard L. Chang’s Holdings, LLC. Upon the written or oral request of Consultant, the Company shall within twenty-four (24) hours confirm orally and in writing to the Consultant the number of shares of Common Stock then outstanding.

On July 8, 2017, the Company entered into an employment agreement with Dr. McCoy Moretz. Upon the commencement of this agreement, the employee or it’s designees were issued shares of the Company in the amount of 8,000,000 common shares. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the Excepted Issuances (as defined below), if the Company issues any shares of Company common stock, the employee shall be granted additional shares of the Company’s common stock in an amount equal to 6% of the amount of the shares of Company common stock issued by the Company outside the following “Excepted issuances”: (i) shares of Company common stock in connection with a debt or equity financing; (ii) shares of common stock reserved under the Company’s equity incentive/stock option plan; (iii) the shares, warrants and shares to be issued upon exercise of the warrants and conversion of the convertible notes described in the Assignment Agreement dated June 28, 2017 between the Company and Richard L. Chang’s Holdings, LLC. Upon the written or oral request of Consultant, the Company shall within twenty-four (24) hours confirm orally and in writing to the Consultant the number of shares of Common Stock then outstanding.

NOTE 7: STOCK HOLDERS’ EQUITY

Preferred and Common Stock

The Company has authorized 1,002,000,000 total shares of stock with a par value of $0.001 per share. These shares are designated by two classes; 1,000,000,000 common shares and 2,000,000 preferred shares.

Fiscal 2017

On January 26, 2017, the Company Amended its Articles to increase the Authorized share Capital of the Company from 75,000,000 to 1,000,000,000.

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

Fiscal 2018

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

During the three months ended August 31, 2017, the Company issued 2,000,000 preferred shares, 75,000,000 commons shares in exchange for rights to certain intellectual property pursuant to an Asset Assignment Agreement. (See NOTE 1). The total investment was valued at $177,000.

During the three months ended August 31, 2017, the Company issued 50,000,000 stock warrants with a cashless exercise provision (”cashless warrants”) and 44,725,000 common shares to consultants under consulting agreements.

During the three months ended August 31, 2017, the Company issued 10,000,000 stock warrants with a cashless exercise provision (”cashless warrants”) and 10,275,000 common shares to employees.

As of August 31, 2017 there were no outstanding stock options.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 7: STOCK HOLDERS’ EQUITY (CONTINUED)

Warrants for common stock

On June 28, 2017, the Company issued 60,000,000 common stock warrants pursuant to an Asset Assignment Agreement with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Of the 60,000,000 common stock warrants issued, 50,000,000 warrants were issued to consultants and 10,000,000 were issued to an employee.

The following table summarizes warrant activity for the three months and year ended August 31, 2017 and May 31, 2017

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at May 31, 2017	—	$—		$—

Granted	60,000,000	0.25	5.00	—
Expired	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2017	60,000,000	$0.25	4.82	—

NOTE 8: INCOME TAXES

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

The Company did not record any income tax accrual for the period from inception to August 31, 2017. We expect to incur significant expenses in future periods which will offset any future net income.

As of August 31, 2017 and May 31, 2016, the Company had a net operating loss carry-forward of approximately $523,548 and $236,905 that may be used to offset future taxable income and begins to expire in 2032. Because of the change in ownership that occurred on June 28, 2017, net operating loss carry forwards could be limited as to use in future years.

Deferred tax assets of $178,000 and $80,500 as of August 31, 2017 and May 31, 2016, resulting from net operating have been offset by a valuation allowance, due to the uncertainty of their realization. The change in the valuation allowance for the three months and ended August 31, 2017 was $97,500 and $10,000, respectively.  As a result, there were no current or deferred tax provisions for the three months and year ended August 31, 2017 and May 31, 2017.  There was no uncertain tax position taken since inception and the Company’s tax returns for 2016, 2015 and 2014 remain open for examination.

In the future, the Company will record income tax accruals at the following rates:

Federal	34%
State	—%
34%

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(UNAUDITED)

NOTE 9: RELATED PARTY TRANSACTIONS

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

On June 28, 2017, Richard L. Chang was appointed as a director of the Company. Mr. Richard Chang is the controlling interest in Holdings, LLC.

On June 28, 2017, Ben Chang, a senior management consultant, loaned the Company, $100 to initially fund the operating bank account of the Company. Mr. Ben Chang is also the Chief Executive Officer of Rich Pharmaceuticals, Inc.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Apica Investments Limited (“Apica”). Apica is controlled by Chew Chuan Tin who is the beneficial owner of greater than 10% of the outstanding shares of the Company through Bakken, Apica and First Legacy. Pursuant to that agreement the Company agreed issued 15,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; monthly fees of $1,800 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $4,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (SEE NOTE 6), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 10.6% of the amount of the shares of Company common stock issued by the Company outside “Excepted issuances”.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Rafferty Finance S.A. (“Raferty”). Raferty is controlled by Antonio Treminio, former CEO of the Company. Pursuant to this agreement the Company agreed to issue 5,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5 year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees of $5,400 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $13,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. Common shares under this contract were issued on July 19, 2017 and cash payment was made on June 30, 2017. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (SEE NOTE 6), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 4.99% of the amount of the shares of Company common stock issued by the Company outside “Excepted issuances”.

On July 8, 2017, the Company entered into a consulting agreement with Imagic, LLC (“Imagic”). Imagic, is wholly owned by Ben Chang, son of Director Richard L. Chang and Chief Executive Officer of Rich Pharmaceuticals, Inc. Upon the commencement of this engagement, the consultant or it’s designees were issued shares of the Company in the amount of 12,000,000 common shares. Imagic was also issued a warrant to acquire 10,000,000 shares of the Company at an exercise price of $0.25. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (SEE NOTE 6), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 10.6% of the amount of the shares of Company common stock issued by the Company outside “Excepted issuances”.

NOTE 10: SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2017 to the date these financial statements were issued and has found no transactions or events requiring disclosure.

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

As used in this quarterly report, the terms "we", "us", "our", “Asset" and “Asset Solutions” mean HYPGEN INC., unless the context clearly requires otherwise.

Business Overview

HYPGEN INC. (formerly MEGA BRIDGE INC) (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on March 26, 2015.

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

On March 9, 2017 FINRA notified the Company that request for symbol change was approved. Effective March 13, 2017 the Company’s common stock began trading under the symbol MGBR.

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, the Company issued 15,000,000 to Rich Pharmaceuticals, Inc. common shares for use of the clinical trial under an Investigational New Drug Application. Additionally, pursuant to the terms of the Asset Assignment Agreement, upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled ”COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. The Asset Assignment Agreement grants to Holdings LLC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the event the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees.

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

Plan of Operation for the next 12 months

The Company is focused on the development and commercialization of Phorbol 12-myristate 13-acetate (PMA) internal i.d. RP-323, a targeted, immunotherapy, and stem cell activator for treating neurological diseases (CNS). Company goals are to advance clinical development; expand the company’s pipeline; and form a development partnership with a bio-pharmaceutical or major-pharmaceutical company. A phase I safety study has been completed and the company is now preparing to enter into phase I/II clinical study in Parkinson disease in collaboration with a U.S. University Hospital. Parkinson’s disease is a progressive, degenerative neurological disease affecting 1 in 500 people. It is believed that between 7 to 10 million people worldwide are affected and that 60,000 new cases are diagnosed annually in the United States alone. It results from degeneration of neurons in a region of the brain that controls movement. Though the specific cause is unknown (idiopathic) in 85% of the cases, 15% of cases are considered to be from a genetic basis.  The main pathologic feature of Parkinson's disease is degeneration of dopaminergic cells in the basal ganglia, especially in the substantia nigra. This loss of cells leads to progressive decrease in nerve control over both movement (motor symptoms i.e. tremor, slowness of movement, imbalance) as well as non-motor symptoms (constipation, insomnia, vision problems). According to The Parkinson’s Disease Foundation, the combined cost of Parkinson’s, including treatment, social security payments and lost income from inability to work, is estimated to be nearly $25 billion per year in the United States alone. Medication costs for an individual person with Parkinson’s disease average $2,500 a year, and therapeutic surgery can cost up to $100,000 dollars per patient. According to the Centers for Disease Control (CDC), complications due to Parkinson’s disease is the 14th leading cause of death in the United States. The Company is focused on developing solutions to the unmet medical needs of patients with neurodegenerative diseases. We are building treatments using novel metabolic pathways which function at the DNA level. Developing therapies that not only relieve symptoms, we will also be treating the underlying cause of these diseases as well.

Results of Continuing and Discontinued Operations

Three months ended August 31, 2017 compared to the three months ended August 31, 2016

Discontinued Operations

Revenue. Our revenue for the three months ended August 31, 2017 and 2016 was $0 and $42,300, respectively.

Cost of goods sold. Our cost of goods sold for the three months ended August 31, 2017 and 2016 was $0 and $24,173, respectively, resulting in a gross profit of $0 and $18,127, respectively.

Expenses. Expenses from discontinuing operations for the three months ended August 31, 2017 and 2016 of $76 and $977, respectively.

Continuing Operations

Revenue. We had no revenue from continuing operations for the three months ended August 31, 2017 and 2016.

Operating expenses. Our operating expenses for the three months ended August 31, 2017 and 2016 was $341,785 and $17,501, respectively. The increase in operating expense was a largely a result of the Company’s entering into multiple consulting agreements in conjunction with the Asset Assignment Agreement resulting in $227,367 of professional fees and payroll expense of $18,638 associated with the new line of business of clinical trial stage drug development.

Other expense. Other expense for the three months ended August 31, 2017 and 2016 was $11,756 and $0, The other expense was interest expense incurred from convertible notes.

Net Loss. The net loss for the period ended August 31, 2017 and 2016 was $353,617 and $351, respectively. The increased net loss was a result of increased expense associated with the new line of business of clinical trial stage drug development.

Liquidity and Capital Resources

At August 31, 2017, the Company had cash of $48,404 compared to $8,415 at May 31, 2017. There were outstanding liabilities of $438,441 at August 31, 2017 compared to $215,077 at May 31, 2017.

The following table provides selected financial data about our Company for the period from the date of incorporation through August 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	August 31, 2017

Cash	$48,408
Total assets (other than cash)	$235,486
Total liabilities	$438,441
Stockholder’s deficit	$202,955

Cash Flows

Net cash used in operating activities amounted to $260,111 and $123 for the three months ended August 31, 2017 and 2016, respectively.

During the three months ended August 31, 2017, the Company invested $100,000 cash pursuant to the Asset Assignment Agreement with Holdings LLC.

During the three months ended August 31, 2017, we had $400,000 cash provided by financing activities through a convertible note and a $100 provided by a related party to establish the Company’s operating account, compared to $0 provided in the same period in the prior fiscal year.

We do not believe that our cash on hand at August 31, 2017 will be sufficient to fund our current working capital requirements as we try to develop a new business line. We will continue to seek additional equity financing. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders.

Going Concern Qualifications

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue from continuing operations and net losses of $353,617 for the three months ended August 31, 2017 compared to $351 for the three months ended August 31, 2016. The Company had an accumulated deficit of $590,522 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, even if the Company does raise sufficient capital to support its operating expenses, develop new license agreements to obtain regulatory approval or bring its products currently under development to market. There can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of August 31, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of August 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 14, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled "Special Notes Regarding Forward-Looking Statements" for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

Risks Related To Our Business

We are a development stage company and may never commercialize any of our products or services or earn a profit. We are a development stage company in the business of developing treatments for Parkinson’s Disease. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our technology or attain profitability, we will not be able to sustain operations. Because of the numerous risks and uncertainties associated with developing and commercializing our technology, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of medical treatments. We may never successfully commercialize our technology, and our business may fail.

We will need to raise substantial additional capital to commercialize our technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts. We have limited cash resources. Due to our expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our technology. During the next 12 months and thereafter, we will have to raise additional funds to continue the development and commercialization of our technology. When we seek additional capital, we may seek to sell additional equity and/or debt securities, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our technologies, restrict our operations or obtain funds by entering into agreements on unattractive terms.

The commercial success of our product candidates will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community. The use of our treatment technology has never been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not order treatment based upon out technology, in which event we may be unable to generate significant revenue or become profitable. Acceptance of our technology will depend on a number of factors including:

• acceptance of products based upon our technology by physicians and patients;

• successful integration into clinical practice;

• adequate reimbursement by third parties;

• cost effectiveness;

• potential advantages over alternative treatments; and

• relative convenience and ease of administration.

We will need to make leading physicians aware of the benefits of using our technology through published papers, presentations at scientific conferences and favorable results from our clinical studies. In addition, we will need to gain support from thought leaders who believe that our treatment will provide superior results. Ideally, we will need these individuals to publish support papers and articles which will be necessary to gain acceptance of our products. There is no guarantee that we will be able to obtain this support. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to order our treatment for their patients and consequently our revenue and profitability will be limited.

If our potential treatments are unable to compete effectively with current and future treatments targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated. The medical treatment industry for Parkinson’s disease is competitive and characterized by rapid technological progress. In each of our potential product areas, we face significant competition from large biotechnology, medical diagnostic and other companies. The technologies associated with the medical industry are evolving rapidly and there is intense competition within such industry. Certain companies have established technologies that may be competitive to our technology and any future products that we develop. Some of these competing companies may use different approaches or means to obtain results, which could be more effective or less expensive than our treatments. Moreover, these and other future competitors have or may have considerably greater resources than we do in terms of technology, sales, marketing, commercialization and capital resources. These competitors may have substantial advantages over us in terms of research and development expertise, experience in clinical studies, experience in regulatory issues, brand name exposure and expertise in sales and marketing as well as in operating central laboratory services. Many of these organizations have financial, marketing and human resources greater than ours; therefore, there can be no assurance that we can successfully compete with present or potential competitors or that such competition will not have a materially adverse effect on our business, financial position or results of operations. Since our technology is under development, we cannot predict the relative competitive position of any product based upon the technology. However, we expect that the following factors will determine our ability to compete effectively: safety and efficacy; product price; turnaround time; ease of administration; performance; reimbursement; and marketing and sales capability.

If our clinical studies do not prove the superiority of our technologies, we may never sell our products and services. The results of our clinical studies may not show that treatment results using our technology are superior to existing treatment. In that event, we will have to devote significant financial and other resources to further research and development, and commercialization of products using our technologies will be delayed or may never occur.

If we do not receive regulatory approvals, we may not be able to develop and commercialize our technology. We will need FDA approval to market products based on our technology in the United States and approvals from foreign regulatory authorities to market products based on our technology outside the United States. We have not yet filed an application with the FDA to obtain approval to market any of our proposed products. If we fail to obtain regulatory approval for the marketing of products based on our technology, we will be unable to sell such products and will not be able to sustain operations. The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of products based on our technology, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. Securing regulatory approval for products based upon our technology may require the submission of extensive preclinical and clinical data and supporting information to regulatory authorities to establish such products’ safety and effectiveness for each indication. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals.

Regulatory authorities generally have substantial discretion in the approval process and may either refuse to accept an application, or may decide after review of an application that the data submitted is insufficient to allow approval of any product based upon our technology. If regulatory authorities do not accept or approve our applications, they may require that we conduct additional clinical, preclinical or manufacturing studies and submit that data before regulatory authorities will reconsider such application. We may need to expend substantial resources to conduct further studies to obtain data that regulatory authorities believe is sufficient. Depending on the extent of these studies, approval of applications may be delayed by several years, or may require us to expend more resources than we may have available. It is also possible that additional studies may not suffice to make applications approvable. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage. We will rely on patent protection as well as a combination of copyright and trade secret protection, and other contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, we will be unable to prevent third parties from using our technologies and they will be able to compete more effectively against us. We cannot assure you that the patent issued to us will not be challenged, invalidated or held unenforceable. We cannot guarantee you that we will be successful in defending challenges made in connection with our patent and any future patent applications. In addition to our patent and any future patent applications, we will rely on contractual restrictions to protect our proprietary technology. We will require our employees and third parties to sign confidentiality agreements and employees to also sign agreements assigning to us all intellectual property arising from their work for us. Nevertheless, we cannot guarantee that these measures will be effective in protecting our intellectual property rights.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also become subject to injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We have generated losses to date and have limited working capital. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.   We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Corporate and Other Risks

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing suit against an officer or director.  Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

The issuance of Preferred Stock to our major shareholder provides it with voting control which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Our major shareholder has 2,000,000 shares of Preferred Stock which provides it with 1000 to 1 voting rights over shares of common stock. This ownership provides the shareholder with voting control over matters which require shareholder approval. This concentration of voting power could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We are dependent for our success on a few key individuals.  Our success depends on the skills, experience and performance of key members of our management team.  Each of those individuals may voluntarily terminate his relationship with the Company at any time. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2017, the Company issued 800,000 common shares to retire convertible promissory notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC in the aggregate principal amount of $200,000. As amended, the promissory notes convert into shares of Company common stock at the conversion price of $.25 per share.

During the three months ended August 31, 2017, the Company issued 2,000,000 preferred shares, 75,000,000 commons shares in exchange for rights to certain intellectual property pursuant to an Asset Assignment Agreement. (See NOTE 1). The total investment was valued at $177,000.

During the three months ended August 31, 2017, the Company issued 50,000,000 stock warrants with a cashless exercise provision (”cashless warrants”) and 44,725,000 common shares to consultants under consulting agreements.

During the three months ended August 31, 2017, the Company issued 10,000,000 stock warrants with a cashless exercise provision (”cashless warrants”) and 10,275,000 common shares to employees.

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

HYPGEN INC. Registrant

Date: October 16, 2017	By:	/s/ Dr. McCoy Moretz
Dr. McCoy Moretz President and Treasurer and (Principal Executive, Financial and Accounting Officer)

