Form 10-Q
period 2017-11-30
HypGen Inc
filed 2018-01-08
CIK 1653629

UNITED STATES

SECURITIES AND EXHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

Commission file number 333-207383

HYPGEN INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1999 Avenue of the Stars Suite 1100

Century City, California 90067

(Address of principal executive offices, including zip code)

(212) 315-9705

Registrant’s telephone number, including area code

#501 Madison Avenue 14th Floor

New York, New York 10022

Address of Previous Executive Office

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer", “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: 135,800,000 common shares and 2,000,000 preferred shares as of January 5, 2018.

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

3

ITEM 1. FINANCIAL STATEMENTS

HYPGEN INC
(FORMERLY MEGA BRIDGE INC.)
CONDENSED BALANCE SHEETS

	NOVEMBER 30, 2017	MAY 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$6,638	$8,415
Prepaid Expenses	—	2,000
License asset agreement, net of amortization	173,115	—
Assets from discontinued operations	11,681	11,757
Total current assets	191,434	22,172
Property and equipment, net	1,804	—
TOTAL ASSETS	$193,238	$22,172

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued expenses and payables	$53,860	$11,233
Loan payable - related party	11,100	—

Accrued salary, wages and taxes	59,318	—
Accrued interest	25,773	3,844
Convertible Note Payable - related party	400,000	200,000
Convertible Notes Payable	30,000	—
Total Liabilities	580,051	215,077

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock: authorized 2,000,000; $0.001 par value; 2,000,000 shares issued and outstanding at November 30, 2017 and no shares issued or authorized as of May 31, 2017	2,000	—
Common stock: authorized 1,000,000,000; $0.001 par value; 135,800,000 and 5,000,000 shares issued and outstanding at November 30, 2017 and May 31, 2017	135,800	5,000
Additional Paid in Capital	249,767	39,000
Accumulated deficit	(774,380)	(236,905)
Total Stockholders' Deficit	(386,813)	(192,905)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$193,238	$22,172

The accompanying notes are an integral part of these financial statements

HYPGEN INC (FORMERLY MEGA BRIDGE INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2017	2016	2017	2016
Continuing Operations:
Revenue	$—	—	$—	$—
Cost of Goods Sold:
Product Purchases	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses:
Depreciation and amortization	2,421	—	4,020	—
Salary and payroll expense	57,279	—	77,106	—
Professional fees	43,366	—	113,969	—
General and administrative	55,619	1,646	305,375	19,397
Total operating expense	158,685	1,646	500,470	19,397
Net income (loss) from operations	(158,685)	(1,646)	(500,470)	(19,397)

OTHER (INCOME) EXPENSE
Interest expense, net	25,173	—	36,929	—
Total other (income) expense	25,173	—	36,929	—

Discontinued Operations:
Net income (loss) from discontinued operations	—	1,265	(76)	18,666
Total discontinued operations	—	1,265	(76)	18,666
Net income before income tax provision	(183,858)	(381)	(537,475)	(731)
Provision for income tax		—	—	—
Net income (loss)	$(183,858)	$(381)	(537,475)	(731)
Basic and diluted net loss per share of common stock:
Continuing operations	$(0.001)	$(0.000)	$(0.005)	$(0.000)
Discontinued Operations	0.000	0.000	(0.000)	0.004
Basic and diluted	$(0.001)	$(0.000)	$(0.005)	$(0.000)
Weighted average number of shares outstanding:
Basic and diluted	135,800,000	5,000,000	99,506,011	5,000,000

The accompanying notes are an integral part of these financial statements

HYPGEN INC
(FORMERLY MEGA BRIDGE INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended November 30,
	2017	2016
Operating activities:
Net income (loss) from continuing operations	$(537,399)	$(19,397)
Net income (loss) from discontinued operations	(76)	18,666
Net Income (loss)	(537,475)	(731)
Adjustment to reconcile net loss to net cash provided by operations:
Amortization and depreciation	4,096	455
Non-cash interest charges	15,000	—
Warrants and Shares issued to consultants for services	66,567	—
Changes in assets and liabilities:
Decrease (Increase) in prepaid and deposits	2,000	—
Increase in accrued interest	21,929	—
Increase in accrued expenses and payables	101,945	—
Net cash used in operating activities	(325,938)	(276)
Investing activities:
Cash paid for property and equipment	(1,939)	—
Cash paid for license fee	(100,000)
Net cash used in investing activities	(101,939)	—
Financing activities:
Proceeds from Convertible note payable - related party	400,000	—
Proceeds from convertible notes	15,000	—
Proceeds from loan - related party	11,100	—
Net cash provided by financing activities	426,100	—
Net decrease in cash	(1,777)	(276)
Cash, beginning of period	8,415	465
Cash, end of period	$6,638	$189
Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$—	$—
Interest Paid	$—	$—
Non-cash activity
Common and Preferred shares issued to acquired license	$77,000	$—
Convertible notes redeemed for common stock	$200,000	$—

The accompanying notes are an integral part of these financial statements

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

On January 18th, 2017, Olaf Robak, the Company's President and CEO, executed a stock purchase agreement with First Legacy Management LLC, which acquired 4,000,000 shares of common stock, representing 80% ownership of the Company. First Legacy Management LLC paid $350,000 in cash. Simultaneous with this transaction, Mr. Olaf Robak resigned from his official positions as Director, CEO, CFO, President, Treasurer and Secretary of the Company, and on the same day the shareholders of the Corporation voted Mr. Antonio Treminio as Director & CEO (Mr. Tremino subsequently resigned as a director and CEO effective as of June 28, 2017).

On March 9, 2017, FINRA notified the Company that request for symbol change was approved. Effective March 13, 2017, the Company’s common stock began trading under the symbol MGBR.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

Going Concern

As indicated in the accompanying condensed financial statements, the Company has incurred net losses of $537,475 and $731 for the six months ended November 30, 2017 and 2016, respectively. Management’s plans include the raising of capital through related and third parties to fund future operations of pushing its Parkinson’s disease drug through phase II drug trials in order to obtain approval from the food and drug administration (“FDA”). Failure to raise adequate capital during the testing and approval seeking process may force the Company to curtail or cease operations. Additionally, even if the Company raises sufficient capital to support its operating expenses, there can be no assurances that FDA approval will be granted whereby no revenue from target project will ever be recognized to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At November 30, 2017 and May 31, 2017, the Company had no cash equivalents.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and six months ended November 30, 2017 and 2016 the basic and fully diluted earnings per share were the same as the Company had a loss in each of these periods. At November 30, 2017, the Company had potentially dilutive instruments in the form of 60,000,000 common stock warrants with a cashless exercise provision outstanding as well as 851,422 common shares issuable upon the conversion of outstanding principal and interest on convertible notes.

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

NOVEMBER 30, 2017

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 for the three and six months ended November 30, 2017 and 2016. The expense in the prior year is reflected in discontinued operations. The Company anticipates substantial expense as it conducts phase II trials and tries to move its product to market along with the development of its other products. The Company will also evaluate products and technologies in the medical products space, with its main focus on Parkinson’s Disease. As the Company continues to develop its products and relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs may be accumulated for subsidiaries prior to formation of entities.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company did not record any income tax accrual for the period from inception to November 30, 2017. We expect to incur significant expenses in future periods which will offset any net profit.

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

NOTE 3: DISCONTINUED OPERATIONS

On June 28, 2017, the Company discontinued operations of its office products sales and distribution segment. Depreciation expense as it appears on the Condensed Statement of Cash Flows for the six months ended November 30, 2017 and 2016 was $76 and $455, respectively. Depreciation on the condensed statement of operations for the three and six months ended November 30, 2017 are recorded as Gain (Loss) from Discontinued Operations.

The condensed statement of operations was restated to reflect the reclassification of the discontinued operations.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 3: DISCONTINUED OPERATIONS (CONTINUED)

HYPEGEN INC (FORMERLY MEGA BRIDGE INC.) STATEMENTS OF DISCONTINUED OPERATIONS
	For the three months ended November 30,		For the six months ended November 30,
	2017	2016	2017	2016
Discontinued Operations:
Revenue	—	$30,173	—	$72,473
Cost of Goods Sold:
Product Purchases	—	28,180	—	52,352
Gross Profit	—	1,993	—	20,121
Operating Expenses:
General and administrative	—	500	—	1,000
Product development	—	—	—	—
Depreciation	—	228	76	455
Total operating expense	—	728	76	1,455
Net income (loss) from discontinued operations	—	1,265	(76)	18,666

On May 25, 2015 the Company purchased a small office located at 5 Garbary in Gdansk Poland. The purchase price was $13,653. The Company utilized this space as its primary office for the former discontinued operations. Assets from discontinued operations are reflected net of accumulated depreciation.

	November 30, 2017	May 31, 2017

Assets of discontinued operations	$11,681	$11,757

Liabilities of discontinued operations	—	—

NOTE 4: FIXED ASSETS

The Company’s property and equipment is as follows:

	November 30, 2017	May 31, 2017	Estimated Life
Computers, office furniture and equipment	$1,939	$—	3 years
Less: accumulated depreciation	$(135)	$—
Net	$1,804	$—

Depreciation expense for six months ended November 30, 2017 was $135 compared to $0 for the six months ended November 30, 2016.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 5: INTANGIBLE ASSETS

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

The below chart analyzes the license value net of amortization:

	November 30, 2017	Estimated Life
Investment in license	$177,000	19.4 years
Less amortization	$(3,884)
License fee net amortization	$173,116

Amortization expense for the three and six months ended November 30, 2017 and was $2,286 and $3,884 compared to and $0 during the same period in the prior year.

NOTE 6: CONVERTIBLE NOTES PAYABLE

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

On June 28, 2017, the Company executed a Promissory Convertible Note with Bakken Development LLC in the principal amount of $400,000. The convertible note accrues interest at the rate of 10% per annum; is due and payable on or before June 28, 2019; may be converted at any time by the holder into shares of Company common stock at a conversion price of $.50 per share; and automatically converts into shares of Company common stock at a conversion price of $.50 per share upon the Company’s completion of a financing in the minimum amount of $5,000,000. At November 30, 2017, accrued interest on this note was $25,711.

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 6: CONVERTIBLE NOTES PAYABLE (CONTINUED)

On November 15, 2017, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments LLC (“GHS”) pursuant to which GHS has agreed to purchase up to $7,000,000 in shares of Company common stock. (See NOTE 8). In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $15,000 as payment of the commitment fee for the Equity Financing Agreement. Upon any event of default, the note bear interests at the rate of 10%. This note has a maturity date of August 14, 2018. The Company may repay the note at any time before the maturity date. The amounts under the Note may be converted by GHS at any time after the maturity date or upon any event of default into shares of Company common stock at a conversion price equal to 80% of the average closing bid price during the 5-day period prior to conversion, subject to a floor price of $0.00005 per share.

On November 17, 2017, the Company was advanced $15,000 under a promissory executed on December 19, 2017. Upon any event of default this note bears an interest rate of 10%. This note has a maturity date of August 19, 2018. The Company may repay the note at any time before the maturity date. Upon any event of default, the note holder may convert the note in its entirety into shares of Company common stock at a conversion price equal to 80% of the average closing bid price during the 5-day period prior to conversion, subject to a floor price of $0.00005 per share. The foregoing is only a brief description of the material terms of the promissory note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to this Quarterly Report.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Pursuant to the June 28, 2017 Asset Assignment Agreement with Holdings LLC and its assignment to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results there is a major fund-raising requirement. The Company must raise a minimum of $1,000,000 in equity financing by June 28, 2018. The Asset Assignment Agreement grants to Holdings LCC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the event the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees. As of November 30, 2017, the Company has not raised any capital towards the $1,000,000 requirement.

Upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled” COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results.

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 7: COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 7: COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 8: STOCK HOLDERS’ EQUITY

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

On November 15, 2017, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS pursuant to which GHS has agreed to purchase up to $7,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Company filed the Form S-1 registration statement on December 7, 2017. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. The purchase price of the shares of Company common stock will be equal to 80% of the market price (as determined in the Equity Financing Agreement) calculated at the time of purchase.

Under the terms of the equity financing agreement so long as this term is in effect and the $7,000,000 has not been fulfilled for a period of twenty-four months following the effective date the Company shall be permitted to PUT shares to the investor. The price of the Put shall be eighty (80%) percent of the “Market Price”, which is the lowest closing price of the Company’s Common Stock for ten (10) consecutive trading days preceding the Put Date. During the Open Period, the Company shall not be entitled to submit a Put Notice until after the previous Closing has been completed. There will be a minimum of ten (10) trading days between Put Notices.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 8: STOCK HOLDERS’ EQUITY CONTINUED)

Preferred and Common Stock (Continued)

In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $15,000 as payment of the commitment fee for the Equity Financing Agreement. The Note bear interests at the rate of 10% with a maturity date of August 14, 2018. (See NOTE 6)

During the six months ended November 30, 2017, the Company issued 2,000,000 preferred shares, 75,000,000 commons shares in exchange for rights to certain intellectual property pursuant to an Asset Assignment Agreement. (See NOTE 1). The total investment was valued at $177,000.

During the six months ended November 30, 2017, the Company issued 50,000,000 stock warrants with a cashless exercise provision (“cashless warrants”) and 44,725,000 common shares to consultants under consulting agreements.

During the six months ended November 30, 2017, the Company issued 10,000,000 stock warrants with a cashless exercise provision (“cashless warrants”) and 10,275,000 common shares to employees.

As of November 30, 2017, there were no outstanding stock options.

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

The following table summarizes warrant activity for the six months and year ended November 30, 2017 and May 31, 2017

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at May 31, 2017	—	$—		$—
Granted	60,000,000	$0.25	5.00	$—
Expired	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at November 30, 2017	60,000,000	$0.25	4.57	—

NOTE 9: INCOME TAXES

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 9: INCOME TAXES (CONTINUED)

The Company did not record any income tax accrual for the period from inception to November 30, 2017. We expect to incur significant expenses in future periods which will offset any future net income.

As of November 30, 2017, and May 31, 2016, the Company had a net operating loss carry-forward of approximately $769,854 and $236,905 that may be used to offset future taxable income and begins to expire in 2032. Because of the change in ownership that occurred on June 28, 2017, net operating loss carry forwards could be limited as to use in future years.

Deferred tax assets of $261,750 and $80,500 as of November 30, 2017 and May 31, 2016, resulting from net operating have been offset by a valuation allowance, due to the uncertainty of their realization. The change in the valuation allowance for the six months and ended November 30, 2017 was $181,250 and $10,000, respectively.  As a result, there were no current or deferred tax provisions for the six months and year ended November 30, 2017 and May 31, 2017.  There was no uncertain tax position taken since inception and the Company’s tax returns for 2016, 2015 and 2014 remain open for examination.

Congress has recently passed tax reform legislation which will likely and possible significantly affect the Company’s financial statements. The Company is currently evaluating the impact of this legislation on its financial statements.

 In the future, the Company will record income tax accruals at the following rates:

Federal	34%
State	-%
34%

NOTE 10: RELATED PARTY TRANSACTIONS

The director of the Company made the initial $100 deposit to on the bank account. In September 2015, the director paid audit fees on behalf of the company in the amount of $650. These amounts, totaling $750, are being carried as a Related Party Loan which bears no interest and is payable on demand. The related party loan was forgiven effective January 18, 2017 under terms of change in control (SEE NOTE 1).

On January 27, 2017, the Company entered into a one year convertible note from a related party with the face value of $100,000 bearing 8% interest (SEE NOTE 3).

On June 28, 2017, Richard L. Chang was appointed as a director of the Company. Mr. Richard Chang is the controlling interest of Holdings, LLC.

On June 28, 2017, Ben Chang, a senior management consultant, loaned the Company, $100 to initially fund the operating bank account of the Company. Mr. Ben Chang is also the Chief Executive Officer of Rich Pharmaceuticals, Inc.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Apica Investments Limited (“Apica”). Apica is controlled by Chew Chuan Tin who is the beneficial owner of greater than 10% of the outstanding shares of the Company through Bakken, Apica and First Legacy. Pursuant to that agreement the Company agreed issued 15,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5-year anniversary of the warrant; monthly fees of $1,800 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $4,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (SEE NOTE 6), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 10.6% of the amount of the shares of Company common stock issued by the Company outside “Excepted issuances”.

On June 28, 2017, the Company executed a one-year promissory convertible note with Bakken Development LLC (“Bakken”) in the principal amount of $400,000.  Bakken is a related party controlled by Chew Chuan Tin who is the beneficial owner of greater than 10% of the outstanding shares of the Company through Bakken, Apica and First Legacy (See NOTE 6).

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Rafferty Finance S.A. (“Raferty”). Raferty is controlled by Antonio Treminio, former CEO of the Company. Pursuant to this agreement the Company agreed to issue 5,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5-year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees of $5,400 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $13,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. Common shares under this contract were issued on July 19, 2017 and cash payment was made on June 30, 2017. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (SEE NOTE 6), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 4.99% of the amount of the shares of Company common stock issued by the Company outside “Excepted issuances”.

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

On September 14, 2017, the Company issued a promissory note in the amount of $6,000 to Imagic LLC. Imagic, is wholly owned by Ben Chang, son of Director Richard L. Chang and Chief Executive Officer of Rich Pharmaceuticals, Inc. The note matures on November 3, 2018 and bears 5% interest. Accrued interest on this note at November 30, 2017 is $18.

On November 3, 2017, the Company issued a promissory note in the amount of $5,000 to with one of its directors, Richard L. Chang Holdings. The note matures on November 3, 2018 and bears 5% interest. Accrued interest on this note at November 30, 2017 is $18.

NOTE 11: SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2017 to the date these financial statements were issued and has found no transactions or events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As used in this quarterly report, the terms "we", "us", "our", “the Company" and “ HypGen” mean HYPGEN INC., unless the context clearly requires otherwise.

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

Results of Continuing and Discontinued Operations

Three and six months ended November 30, 2017 compared to the three and six months ended November 30, 2016

Discontinued Operations

Revenue. Our revenue for the three and six months ended November 30, 2017 was $0 compared to $72,473 and $30,173 for the three and six months ended November 30, 2016.

Cost of goods sold. Our cost of goods sold for the three and six months ended November 30, 2017 was $0 compared to $28,180 and $52,352, for the three and six months ended November 30, 2016. The Company had no gross profit for the three and six months ended November 30, 2017 compared to a gross profit of $1,993 and $20,121 for the three and six month ended November 30, 2016.

Expenses. Expenses from discontinuing operations for the three and six months ended November 30, 2017 were $0 and $76, respectively compared to and 2016 of $728 and $1,455 for the three and six months ended November 30, 2016, respectively.

Continuing Operations

Revenue. We had no revenue from continuing operations for the three and six months ended November 30, 2017 and 2016.

Operating expenses. Our operating expenses for the three months ended November 30, 2017 were $158,685 compared to $1,646 for the same period in the prior year. The increase in operating expense was a largely a result of the Company’s entering a new line of business whereby the Company has three employees and multiple consultants and vendors providing professional services.

Our operating expenses for the six months ended November 30, 2017 were $500,470 compared to $19,397 for the same period in the prior year. The increase in operating expense was a largely a result of the Company’s entering into multiple consulting agreements in conjunction with the Asset Assignment Agreement resulting in $273,238 of professional fees and payroll expense of $75,430 associated with the new line of business of clinical trial stage drug development.

Other expense. Other expense for the three months ended November 30, 2017 and 2016 was $25,173 and $0, respectively, the other expense was interest expense incurred from convertible and other notes.

Other expense for the six months ended November 30, 2017 and 2016 was $36,929 and $0, The other expense was interest expense incurred from convertible and other notes.

Net Loss. The net loss for the three months ended November 30, 2017 and 2016 was $183,858 and $381, respectively. The increased net loss was a result of increased expense associated with the new line of business of clinical trial stage drug development.

The net loss for the six months ended November 30, 2017 and 2016 was $537,475 and $731, respectively. The increased net loss was a result of increased expense associated with the new line of business of clinical trial stage drug development.

Liquidity and Capital Resources

At November 30, 2017, the Company had cash of $6,638 compared to $8,415 at May 31, 2017. There were outstanding liabilities of $580,051 at November 30, 2017 compared to $215,077 at May 31,2017.

The following table provides selected financial data about our Company for the period from the date of incorporation through November 30, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	November 30, 2017
Cash	$6,638
Total assets (other than cash)	$186,600
Total liabilities	$577,201
Stockholder’s deficit	$383,963

Cash Flows

Net cash used in operating activities amounted to $325,938 and $276 for the six months ended November 30, 2017 and 2016, respectively.

During the six months ended November 30, 2017, the Company invested $100,000 cash pursuant to the Asset Assignment Agreement with Holdings LLC and purchased $1,939 in property and equipment.

During the six months ended November 30, 2017, we had $426,000 cash provided by financing activities through convertible and other notes and a $100 provided by a related party to establish the Company’s operating account, compared to $0 provided in the same period in the prior fiscal year.

We do not believe that our cash on hand at November 30, 2017 will be sufficient to fund our current working capital requirements as we try to develop a new business line. The Company is currently seeking to raise up to $5,000,000 through private placement equity to fund first round for research and development, specifically clinical trials. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders. On November 15, 2017, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments LLC (“GHS”) pursuant to which GHS has agreed to purchase up to $7,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Company filed the Form S-1 registration statement on December 7, 2017. However, there is no assurance that we will be successful in causing the Form S-1 to become effective or be successful in selling any shares of Company common stock to GHS under the terms of the Equity Financing Agreement.

Going Concern Qualifications

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue from continuing operations and net losses of $537,475 for the six months ended November 30, 2017 compared to $731 for the six months ended November 30, 2016. The Company had an accumulated deficit of $774,380 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, even if the Company does raise sufficient capital to support its operating expenses, develop new license agreements to obtain regulatory approval or bring its products currently under development to market. There can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of November 30, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

·	Lack of segregation of duties
·	Lack of audit committee and independent directors
·	Lack of well established procedures to authorize and approve related party transactions

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

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 5, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 17, 2017, the Company was advanced $15,000 under a promissory executed on December 19, 2017. Upon any event of default this note bears an interest rate of 10%. This note has a maturity date of August 19, 2018. The Company may repay the note at any time before the maturity date. Upon any event of default, the note holder may be convert the note in its entirety into shares of Company common stock at a conversion price equal to 80% of the average closing bid price during the 5-day period prior to conversion, subject to a floor price of $0.00005 per share. The foregoing is only a brief description of the material terms of the promissory note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to this Quarterly Report. The issuance of the promissory note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the note was an accredited investor.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207383, at the SEC website at www.sec.gov:

Exhibit No.	Description
10.22	Promissory Note in the amount of $15,000 dated December 19, 2017 with GHS Investments, LLC
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPGEN INC. Registrant

Date: January 5, 2018	By:	/s/ Dr. McCoy Moretz
Dr. McCoy Moretz
President and Treasurer and (Principal Executive, Financial and Accounting Officer)

