Form 10-K/A
period 2017-05-31
HypGen Inc
filed 2018-03-21
CIK 1653629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 20, 2018, the registrant had 135,800,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 28, 2017.

EXPLANATORY NOTE

On August 29, 2017, Hypgen Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2017. This 10-K/A is being amended to address two items First to include the independent auditor’s report which relates to the fiscal year ended March 31, 2017 and 2016. Secondly, the face of our financial indicate numbers have been restated in prior periods. The Form 10K/A also includes a policy footnote under NOTE 1 disclosing that some amounts were reclassified in prior periods conform to the current period presentation. There restatements did not require a filing of an amended restatement of the financial statements and were specifically related to the discontinuance of operations on August 8, 2017. Also, a statement is added to NOTE 5 to acknowledge that the financials were restated as a result of the effects of the actions taken as described in NOTE 5. The Company is also removing from the face of these financial statements the term restatement, so as to not lead the reader to believe that an amended filing was required. The Company has also updated the cover page. No other items are being amended in this 10-K/A from the original filing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors and Shareholders of

Hypgen Inc. (fka Mega Bridge Inc.)

State of Nevada,

USA.

We have audited the balance sheet of Hypgen Inc. (formerly known as Mega Bridge Inc.) as of May 31, 2017 and 2016 together with the related statements of operations, stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2017 and 2016 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

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

These financial statements include amounts reclassified in prior periods to conform to the current period presentations as it relates to assets and liabilities from discontinued operations in addition to net income (loss) from discontinued operations.

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

31.1

Certification of Chief Executive Officer of Hypgen Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Accounting Officer of Hypgen Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer of Hypgen Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2	Certification of Principal Accounting Officer of Hypgen Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on October 13, 2015.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 31, 2017
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 1, 2017
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 10, 2017
(5)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 12, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPGEN INC.

Date: March 21, 2018	By:	/s/ Dr. McCoy Moretz
	Name:	Dr. McCoy Moretz
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

