Form 10-Q
period 2018-02-28
HypGen Inc
filed 2018-07-24
CIK 1653629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: 135,800,000 common shares and 2,000,000 preferred shares as of July 20, 2018.

1

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

3

ITEM 1. FINANCIAL STATEMENTS

HYPGEN INC
(FORMERLY MEGA BRIDGE INC.)
CONDENSED BALANCE SHEETS

	FEBRUARY 28, 2018	MAY 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$290	$8,415
Prepaid Expenses	—	2,000
License asset agreement, net of amortization	170,830	—
Assets from discontinued operations	—	11,757
Total current assets	171,120	22,172
Property and equipment, net	1,642	—
TOTAL ASSETS	$172,762	$22,172

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued expenses and payables	$65,608	$11,233
Loan payable - related party	23,814	—
Due to related party	—	—
Accrued salary, wages and taxes	114,877	—
Liabilities from discontinued operations	—	—
Accrued interest	46,889	3,844
Convertible Note Payable - related party	400,000	200,000
Convertible Notes Payable, net of discounts	30,000	—
Total Current Liabilities	681,188	215,077

Total Liabilities	681,188	215,077

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock: authorized 2,000,000; $0.001 par value; 2,000,000 shares issued and outstanding at February 28, 2018 and no shares issued or authorized as of May 31, 2017	2,000	—
Common stock: authorized 1,000,000,000; $0.001 par value; 135,800,000 and 5,000,000 shares issued and outstanding at February 28, 2018 and May 31, 2017	135,800	5,000
Additional Paid in Capital	249,767	39,000
Accumulated deficit	(895,993)	(236,905)
Total Stockholders' Deficit	(508,426)	(192,905)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,762	$22,172

The accompanying notes are an integral part of these financial statements

HYPGEN INC
(FORMERLY MEGA BRIDGE INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended February 28,		For the nine months ended February 28,
	2018	2017	2018	2017
Continuing Operations:
Revenue	$—	—	—	$—
Cost of Goods Sold:
Product Purchases	—	—	—	—
Gross Profit	—	—	—	—
Operating Expenses:
Depreciation and amortization	2,447	—	6,467	—
Salary and payroll expense	56,889	—	133,995	—
Professional fees	17,757	—	131,726	—
General and administrative	11,724	103,916	317,099	123,313
Total operating expense	88,817	103,916	589,287	123,313
Net income (loss) from operations	(88,817)	(103,916)	(589,287)	(123,313)
OTHER (INCOME) EXPENSE
Interest expense and financing cost, net	21,116	667	58,045	667
Total other (income) expense	21,116	667	58,045	667
Discontinued Operations:
Net income (loss) from discontinued operations	—	(875)	(76)	17,791
Impairment loss on assets from discontinued operations	(11,681)	—	(11,681)	—
Total discontinued operations	(11,681)	(875)	(11,757)	17,791
Net income before income tax provision	(121,614)	(105,458)	(659,088)	(106,189)
Provision for income tax	—	—	—
Net income (loss)	$(121,614)	$(105,458)	(659,088)	(106,189)
Basic and diluted net loss per share of common stock:
Continuing operations	(0.001)	$(0.021)	(0.006)	$(0.025)
Discontinued Operations	(0.000)	(0.000)	(0.000)	0.004
Basic and diluted	(0.001)	$(0.021)	(0.006)	$(0.021)
Weighted average number of shares outstanding:
Basic and diluted	135,800,000	5,000,000	111,471,062	5,000,000

The accompanying notes are an integral part of these financial statements

HYPGEN INC

(FORMERLY MEGA BRIDGE INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended February 28,
	2018	2017
Operating activities:
Net income (loss) from continuing operations	$(647,331)	$(123,980)
Net income (loss) from discontinuing operations	(11,757)	17,791
Net Income (loss)	(659,088)	(106,189)
Adjustment to reconcile net loss to net cash provided by operations:
Amortization and depreciation	6,543	683
Loss on impairment on assets held in discontinued operations	11,681	—
Non-cash interest charges - commitment fees	15,000	667
Warrants and Shares issued to consultants for services	66,567	—
Changes in assets and liabilities:
Decrease (Increase) in prepaid and deposits	2,000	(26,975)
Increase in accrued interest and finance charges	43,045	—
Increase in accrued expenses and payables	169,252	31,349
Net cash used in operating activities	(345,000)	(82,674)

Investing activities:
Cash paid for property and equipment	(1,939)	—
Cash paid for license fee	(100,000)
Net cash used in investing activities	(101,939)	—

Financing activities:
Proceeds from Convertible note payable - related party	400,000	100,000
Proceeds from convertible notes	15,000	—
Proceeds from related party	4,714	—
Proceeds from loans - related party	19,100	—

Net cash provided by financing activities	438,814	100,000

Net decrease in cash	(8,125)	17,326

Cash, beginning of period	8,415	465
Cash, end of period	$290	$17,791

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$—	$—
Interest Paid	$—	$—

Non-cash activity
Common and Preferred shares issued to acquired license	$77,000	$—
Convertible notes redeemed for common stock	$200,000	$—

The accompanying notes are an integral part of these financial statements

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Nature of Business (Continued)

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, the Company issued 15,000,000 common shares to Rich Pharmaceuticals, Inc. for use of the clinical trial under an Investigational New Drug Application. Additionally, pursuant to the terms of the Asset Assignment Agreement, upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled ”COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. The Asset Assignment Agreement granted to Holdings LLC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the event the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees. As of February 28, 2018, the Company has not raised any capital towards the $1,000,000 requirement. As of the filing of this report Holdings LLC has not exercised its right of reversion under the Asset Assignment Agreement.

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

Going Concern

As indicated in the accompanying condensed financial statements, the Company has incurred net losses of $636,485 and $106,189 for the nine months ended February 28, 2018 and 2017, respectively. Management’s plans include the raising of capital through related and third parties to fund future operations of pushing its Parkinson’s disease drug through phase II drug trials in order to obtain approval from the food and drug administration (“FDA”). Failure to raise adequate capital during the testing and approval seeking process may force the Company to curtail or cease operations. Additionally, even if the Company raises sufficient capital to support its operating expenses, there can be no assurances that FDA approval will be granted whereby no revenue from target project will ever be recognized to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At February 28, 2018 and May 31, 2017, the Company had no cash equivalents.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the three and nine months ended February 28, 2018 and 2017 the basic and fully diluted earnings per share were the same as the Company had a loss in each of these periods. At February 28, 2018, the Company had potentially dilutive instruments in the form of 60,000,000 common stock warrants with a cashless exercise provision outstanding as well as 1,862,845 common shares issuable upon the conversion of outstanding principal and interest on convertible notes.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted on the grant date as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and an offset to additional paid-in capital in stockholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2018.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 for the three and nine months ended February 28, 2018 and 2017. The expense in the prior year is reflected in discontinued operations. The Company anticipates substantial expense as it conducts phase II trials and tries to move its product to market along with the development of its other products. The Company will also evaluate products and technologies in the medical products space, with its main focus on Parkinson’s Disease. As the Company continues to develop its products and relationships in these areas resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs may be accumulated for subsidiaries prior to formation of entities.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

The Company did not record any income tax accrual for the period from inception to February 28, 2018. We expect to incur significant expenses in future periods which will offset any net profit.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share-based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities.

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 3: DISCONTINUED OPERATIONS

On June 28, 2017, the Company discontinued operations of its office products sales and distribution segment. Depreciation expense as it appears on the Condensed Statement of Cash Flows for the nine months ended February 28, 2018 and 2017 was $76 and $683, respectively. Depreciation on the condensed statement of operations for the three and nine months ended February 28, 2018 are recorded as Gain (Loss) from Discontinued Operations.

The condensed statement of operations was restated to reflect the reclassification of the discontinued operations.

HYPEGEN INC (FORMERLY MEGA BRIDGE INC.) STATEMENTS OF DISCONTINUED OPERATIONS
	For the three months ended February 28,		For the nine months ended February 28,
	2018	2017	2018	2017
Discontinued Operations:
Revenue	—	$698	—	$73,171
Cost of Goods Sold:
Product Purchases	—	845	—	53,197
Gross Profit (Loss)	—	(147)	—	19,974
Operating Expenses:
General and administrative	—	500	—	1,500
Product development	—	—	—	—
Depreciation	—	228	76	683
Total operating expense	—	728	76	2,183
Net income (loss) from discontinued operations	—	875	(76)	17,791

On May 25, 2015 the Company purchased a small office located at 5 Garbary in Gdansk Poland. The purchase price was $13,653. The Company utilized this space as its primary office for the former discontinued operations. Assets from discontinued operations are reflected net of accumulated depreciation. As of June 28, 2017, the building, classified as assets of discontinued operations, is no longer being depreciated due to the fact that it is no longer in service.

As of February 28, 2018, the Company has fully impaired the remaining net value of its former office which was held as an asset from discontinued operations. The Company no longer has access or control over this asset and believes that there is no substantial net economic value to this asset and any cost of legal disposal could easily exceed its net book value.

	February 28, 2018	May 31, 2017

Assets of discontinued operations	$—	$11,757

Liabilities of discontinued operations	—	—

NOTE 4: FIXED ASSETS

The Company’s property and equipment is as follows:

	February 28, 2018	May 31, 2017	Estimated Life
Computers, office furniture and equipment	$1,939	$—	3 years
Less: accumulated depreciation	$(297)	$—
Net	$1,642	$—

Depreciation expense for nine months ended February 28, 2018 was $296 compared to $0 for the nine months ended February 28, 2017.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 5: INTANGIBLE ASSETS

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, the Company issued 15,000,000 common shares to Rich Pharmaceuticals, Inc. for use of the clinical trial under an Investigational New Drug Application. The Asset Assignment Agreement grants to Holdings LLC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the even the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees. The common and preferred shares were valued at $77,000. Further cash compensation was given in the amount of $100,000 totaling an investment of $177,000. As of the filing of this report Holdings LLC has not exercised its right of reversion under the Asset Assignment Agreement.

The below chart analyzes the license value net of amortization:

	February 28, 2018	Estimated Life
Investment in license	$177,000	19.4 years
Less amortization	$(6,170)
License fee net amortization	$170,830

Amortization expense for the three and nine months ended February 28, 2018 and was $2,286 and $6,170 compared to and $0 during the same period in the prior year.

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

On April 7, 2017, the Company entered into a one-year convertible note with the face value of $100,000 bearing 8% interest. The Company was able to prepay this note in full or in part at any time without penalty. This note was to become convertible at the sole discretion of the note holder if full payment had not been made when the maturity date arrived. The holder of the note was entitled to a conversion price equal to seventy percent of the average trading price computed based on the previous 7 trading days prior to notice of conversion. These shares once converted may not be offered, sold, transferred or disposed of in any other way without prior written consent of the Company. On June 28, 2017, the Company executed an amendment to this note. The amendment provides that the total outstanding amounts under the promissory notes shall convert into shares of Company common stock at the conversion price of $.25 per share and the principal was converted on August 11, 2017. Accrued interest at conversion remains at $2,800.

On June 28, 2017, the Company executed a Promissory Convertible Note with Bakken Development LLC in the principal amount of $400,000. The convertible note accrues interest at the rate of 10% per annum; is due and payable on or before June 28, 2019; may be converted at any time by the holder into shares of Company common stock at a conversion price of $.50 per share; and automatically converts into shares of Company common stock at a conversion price of $.50 per share upon the Company’s completion of a financing in the minimum amount of $5,000,000. At February 28, 2018, accrued interest on this note was $28,667.

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 6: CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On July 18, 2018, the Company became aware that it was considered to be in default of both notes held by GHS. The Company has recorded interest and default related penalty amounts due to note-holder in the amount of $10,922 on its condensed statement of operations during the three and nine months ended February 28, 2018. The Company does not believe that an event of default occurred and is currently trying to resolve this issue with the note-holder.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Pursuant to the June 28, 2017 Asset Assignment Agreement with Holdings LLC and its assignment to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results there is a major fund-raising requirement. The Company must raise a minimum of $1,000,000 in equity financing by June 28, 2018. The Asset Assignment Agreement grants to Holdings LCC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the event the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees. As of February 28, 2018, the Company has not raised any capital towards the $1,000,000 requirement. As of the filing of this report Holdings LLC has not exercised its right of reversion under the Asset Assignment Agreement.

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

FEBRUARY 28, 2018

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 8: STOCK HOLDERS’ EQUITY (CONTINUED)

Preferred and Common Stock (Continued)

Fiscal 2018 (Continued)

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

On February 13, 2018, the Company filed a registration withdrawal request with regards to S-1 registration statement filed on December 17, 2017. The Company may refile a Form S-1 registration in the future.

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

In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $15,000 as payment of the commitment fee for the Equity Financing Agreement. The Note bear interests at the rate of 10% with a maturity date of August 14, 2018. (See NOTE 6)

During the nine months ended February 28, 2018, the Company issued 2,000,000 preferred shares, 75,000,000 commons shares in exchange for rights to certain intellectual property pursuant to an Asset Assignment Agreement. (See NOTE 1). The total investment was valued at $177,000.

During the nine months ended February 28, 2018, the Company issued 50,000,000 stock warrants with a cashless exercise provision (“cashless warrants”) and 44,725,000 common shares to consultants under consulting agreements.

During the nine months ended February 28, 2018, the Company issued 10,000,000 stock warrants with a cashless exercise provision (“cashless warrants”) and 10,275,000 common shares to employees.

As of February 28, 2018, there were no outstanding stock options.

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 8: STOCK HOLDERS’ EQUITY (CONTINUED)

The following table summarizes warrant activity for the nine months and year ended February 28, 2018 and May 31, 2017

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at May 31, 2017	—	$—		$—
Granted	60,000,000	$0.25	5.00	$—
Expired	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at February 28, 2018	60,000,000	$0.25	4.32	—

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

The Company did not record any income tax accrual for the period from inception to February 28, 2018. We expect to incur significant expenses in future periods which will offset any future net income.

As of February 28, 2018, and May 31, 2017, the Company had a net operating loss carry-forward of approximately $873,390 and $236,905 that may be used to offset future taxable income and begins to expire in 2032. Because of the change in ownership that occurred on June 28, 2017, net operating loss carry forwards could be limited as to use in future years.

Deferred tax assets of $183,500 and $49,700 as of February 28, 2018 and May 31, 2017, resulting from net operating have been offset by a valuation allowance, due to the uncertainty of their realization. The change in the valuation allowance for the nine months and ended February 28, 2018 was $183,500 and $49,700, respectively.  As a result, there were no current or deferred tax provisions for the nine months and year ended February 28, 2018 and May 31, 2017.  There was no uncertain tax position taken since inception and the Company’s tax returns for 2017, 2016 and 2015 remain open for examination. Deferred tax assets consist of the following:

	February 28, 2018	May 31, 2017
Net operating losses	$297,000	$80,500
Effect of TCJA recalculation	(113,500)	(30,800)
Change in valuation allowance	(183,500)	(49,700)
Provision for income taxes	$—	$—

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 9: INCOME TAXES (CONTINUED)

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. The Company anticipates its effective tax rate to be 28% to 30%, excluding the one-time impact of the TCJA for fiscal 2018 primarily due to the reduction in the federal tax rate. The Company’s actual effective tax rate for fiscal 2018 may differ from management’s estimate due to changes in interpretations and assumptions. Due to the timing of enactment and complexity of the TCJA, the Company is unable to estimate a reasonable range of the one-time impact associated with mandatory repatriation, re-measurement of deferred taxes and other provisions of the TCJA.

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

On January 27, 2017, the Company entered into a one-year convertible note from a related party with the face value of $100,000 bearing 8% interest (SEE NOTE 3).

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

HYPGEN INC.

(FORMERLY MEGA BRIDGE INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(UNAUDITED)

NOTE 10: RELATED PARTY TRANSACTIONS (CONTINUED)

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

On September 14, 2017, the Company issued a promissory note in the amount of $6,000 to Imagic LLC. Imagic, is wholly owned by Ben Chang, son of Director Richard L. Chang and Chief Executive Officer of Rich Pharmaceuticals, Inc. The note matures on November 3, 2018 and bears 5% interest. Accrued interest on this note at February 28, 2018 is $137.

On November 3, 2017, the Company issued a promissory note in the amount of $5,000 to one of its directors, Richard L. Chang Holdings. The note matures on November 3, 2018 and bears 5% interest. Accrued interest on this note at February 28, 2018 is $80.

On January 11, 2018, the Company issued a promissory note in the amount of $5,000 to Imagic. The note matures on January 11, 2019 and bears 5% interest. Accrued interest on this note at February 28, 2018 is $32.

On February 14, 2018, the Company issued a promissory note in the amount of $3,000 to Imagic. The note matures on February 14, 2019 and bears 5% interest. Accrued interest on this note at February 28, 2018 is $6.

NOTE 11: SUBSEQUENT EVENTS

On March 12, 2018, the Company issued a promissory note in the amount of $250 to Imagic, a related party. The note matures on March 12, 2019 and bears 5% interest.

On March 16, 2018, the Company issued a promissory note in the amount of $2,375 to Imagic, a related party. The note matures on March 16, 2019 and bears 5% interest.

On June 25, 2018, the Company issued a promissory note in the amount of $4,000 to Imagic, a related party. The note matures on June 25, 2019 and bears 5% interest.

On July 5, 2018, the Company entered into a Termination and Share Cancellation Agreement with Rafferty Finances, S.A. (“Rafferty”) pursuant to which the Company and Rafferty agreed to (i) the rescission and termination of the Consulting Agreement and Common Stock Purchase Warrant dated June 28, 2017 between the Company and Rafferty; (ii) the cancellation of 5,000,000 shares of Company common stock previously issued to Rafferty; (iii) Rafferty’s assistance to the Company to complete the cancellation of an additional 469,500 shares of Company common stock; and (iv) the issuance of 500,000 shares of Company common stock to Rafferty.   The foregoing is only a brief description of the material terms of the Termination and Share Cancellation Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreement which is filed as an exhibit to this Current Report. The issuance of the shares of common stock was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the securities was an accredited investor.

On July 5, 2018, the Company entered into a Termination and Share Cancellation Agreement with Brighton Capital Ltd. (“Brighton”) pursuant to which the Company and Brighton agreed to (i) the rescission and termination of the Consulting Agreement and Common Stock Purchase Warrant dated June 28, 2017 between the Company and Brighton; and (ii) the cancellation of 5,500,000 shares of Company common stock from the 6,000,000 shares of Company common stock previously issued to Brighton.  The foregoing is only a brief description of the material terms of the Termination and Share Cancellation Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder.

On July 9, 2018, the Company entered into a Cancellation Agreement with certain shareholders of the Company pursuant to which the Company and the shareholders agreed to the cancellation of a total of 74,999,998 shares.  In consideration of the share cancellations and provided that the Company raises a minimum of $1,000,000 in equity financing on or before June 28, 2019, Richard L. Chang Holding’s, LLC agreed to waive its right of reversion of the patent assets contributed to the Company pursuant to the Asset Assignment Agreement dated June 28, 2017.  The foregoing is only a brief description of the material terms of the Cancellation Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder.

On July 9, 2018, the Company entered into a Warrant Amendment Agreement with certain warrant holders of the Company pursuant to which the Company and the warrant holders agreed to amend warrants previously issued to them to reduce the number of warrants in the total amount of 10,000,000.  In consideration of the amendment and provided that the Company raises a minimum of $1,000,000 in equity financing on or before June 28, 2019, Richard L. Chang Holding’s, LLC agreed to waive its right of reversion of the patent assets contributed to the Company pursuant to the Asset Assignment Agreement dated June 28, 2017.  The foregoing is only a brief description of the material terms of the Warrant Amendment Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder.

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

Results of Continuing and Discontinued Operations

Three and nine months ended February 28, 2018 compared to the three and nine months ended February 28, 2017

Discontinued Operations

Revenue. Our revenue for the three and nine months ended February 28, 2018 was $0 compared to $698 and $73,171 for the three and nine months ended February 28, 2017.

Cost of goods sold. Our cost of goods sold for the three and nine months ended February 28, 2018 was $0 compared to $845 and $53,197, for the three and nine months ended February 28, 2017. The Company had no gross profit for the three and nine months ended February 28, 2018 compared to a loss of $147 and a gross profit of $19,974 for the three and nine months ended February 28, 2017.

Expenses. Expenses from discontinuing operations for the three and nine months ended February 28, 2018 were $0 and $76, respectively compared to $728 and $2,183 for the three and nine months ended February 28, 2017, respectively.

Continuing Operations

Revenue. We had no revenue from continuing operations for the three and nine months ended February 28, 2018 and 2017.

Operating expenses. Our operating expenses for the three months ended February 28, 2018 were $88,817 compared to $103,916 for the same period in the prior year. The decrease in operating expense was largely the result of the Company entering a new line of business, in the prior year, whereby the Company had a lot of travel expenses as well as higher consulting fees.

Our operating expenses for the nine months ended February 28, 2018 were $589,287 compared to $123,313 for the same period in the prior year. The increase in operating expense was a largely a result of the Company’s entering into multiple consulting agreements in conjunction with the Asset Assignment Agreement resulting in $273,238 of professional fees and payroll expense of $133,995 associated with the new line of business of clinical trial stage drug development.

Other expense. Other expense for the three months ended February 28, 2018 and 2017 was $10,194 and $667, respectively, the other expense was interest expense incurred from convertible and other notes.

Other expense for the nine months ended February 28, 2018 and 2017 was $47,123 and $667, The other expense was interest expense incurred from convertible and other notes.

Net Loss. The net loss for the three months ended February 28, 2018 and 2016 was $99,011 and $105,381, respectively. The increased net loss was a result of increased expense associated with the new line of business of clinical trial stage drug development.

The net loss for the nine months ended February 28, 2018 and 2016 was $636,485 and $106,189 respectively. The increased net loss was a result of increased expense associated with the new line of business of clinical trial stage drug development.

Liquidity and Capital Resources

At February 28, 2018, the Company had cash of $290 compared to $8,415 at May 31, 2017. There were outstanding liabilities of $670,266 at February 28, 2018 compared to $215,077 at May 31, 2017.

The following table provides selected financial data about our Company for the period from the date of incorporation through February 28, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	February 28, 2018
Cash	$290
Total assets (other than cash)	$184,153
Total liabilities	$670,266
Stockholder’s deficit	$485,823

Cash Flows

Net cash used in operating activities amounted to $345,000 and $82,674 for the nine months ended February 28, 2018 and 2016, respectively.

During the nine months ended February 28, 2018, the Company invested $100,000 cash pursuant to the Asset Assignment Agreement with Holdings LLC and purchased $1,939 in property and equipment.

During the nine months ended February 28, 2018, we had $434,000 cash provided by financing activities through convertible and other notes and $4,814 provided by a related party to pay certain Company expenses, compared to $100,000 provided as proceeds from a convertible note in the same period in the prior fiscal year.

We do not believe that our cash on hand at February 28, 2018 will be sufficient to fund our current working capital requirements as we try to develop a new business line. The Company is currently seeking to raise up to $5,000,000 through private placement equity to fund first round for research and development, specifically clinical trials. However, there is no assurance that we will be successful in our equity private placements or if we are that the terms will be beneficial to our shareholders. On November 15, 2017, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments LLC (“GHS”) pursuant to which GHS has agreed to purchase up to $7,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Company filed the Form S-1 registration statement on December 7, 2017. On February 13, 2018, the Company filed a registration withdrawal request with regards to S-1 registration statement filed on December 17, 2017. The Company may refile a Form S-1 registration in the future.

Going Concern Qualifications

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no revenue from continuing operations and net losses of $636,485 for the nine months ended February 28, 2018 compared to $106,189 for the nine months ended February 28, 2017. The Company had an accumulated deficit of $873,390 and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, even if the Company does raise sufficient capital to support its operating expenses, develop new license agreements to obtain regulatory approval or bring its products currently under development to market. There can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of February 28, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of February 28, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

None

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207383, at the SEC website at www.sec.gov:

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPGEN INC.

Registrant

Date: July 23, 2018

By: /s/ Dr. McCoy Moretz

Dr. McCoy Moretz

President and Treasurer and (Principal Executive, Financial and Accounting Officer)

