Form 10-K
period 2018-05-31
HypGen Inc
filed 2018-10-03
CIK 1653629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

424-253-1210

Registrant’s telephone number, including area code

n/a

Address of Previous Executive Office

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	x
(Do not check if smaller reporting company)		Emerging growth company	x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

On November 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was undeterminable due to the lack on an active trading market of the Common Stock of the registrant on the OTC Bulletin Board system.

As of October 1, 2018, the registrant had 50,000,502 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 1, 2018.

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

As used in this annual report, the terms "we", "us", "our", "Hypgen" and "Asset Solutions" mean Asset Solutions Inc, unless the context clearly requires otherwise.

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

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued be 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, pursuant to the terms of the Asset Assignment Agreement, upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled ”COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. The Asset Assignment Agreement grants to Holdings LCC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the even the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assigns. As of May 31, 2018, the Company has not raised any capital towards the $1,000,000 requirement. As of the filing of this report Holdings LLC has not exercised its right of reversion under the Asset Assignment Agreement.

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

SUBSEQUENT EVENTS

On June 1, 2018, the Company entered into a two-year consulting agreement with Richard L. Chang, Holdings LLC, a related party, an entity controlled by director, Richard L. Chang.  Under the terms of the agreement the Company will compensate the consultant at the rate of $20,000 per monthly for services provided assisting in the area clinical operations, managing their patents and other intellectual property as well as assisting the Company in scientific and technical matters concerning manufacturing the drug, research and development.

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

On October 1, 2018, Imagic, LLC granted the Company a two-year extension to a 5%, one-year, promissory note dated September 14, 2017, having a principal amount of $6,000. Imagic, LLC, is wholly owned by Ben Chang, son of Director Richard L. Chang and Chief Executive Officer of Rich Pharmaceuticals, Inc.

On October 1, 2018, Richard L. Chang Holdings granted a two-year extension to a 5%, one-year, promissory note dated November 3, 2017, having a principal amount of $5,000. Richard L. Chang Holdings is controlled by director Richard L. Chang. The note matures on November 3, 2018 and bears 5% interest.

Product

For the fiscal year ended May 31, 2018 the comparative financials are presented with the former line of business of the sale and distribution of office chair products such as office chairs as well as office chairs accessories to wholesalers. The office chair products segment was officially discontinued as of August 8, 2017. The office chair products segment is reflected in discontinued operations for the periods presented.

As of this report date, the Company has shifted its focus to reflect its new strategic direction to focus its efforts on developing therapeutic treatment options for Parkinson's disease.

Our Suppliers

The Company has not identified a supplier for its Parkinson’s diseases related drug currently in phase II trials.

Sales and Marketing Strategy

As of this report date, the Company has shifted its focus to reflect its new strategic direction to focus its efforts on developing therapeutic treatment options for Parkinson's disease.

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

Marketing and Sales Distribution Agreement with our supplier

In our current line of business, the Company is not party to any marketing or sales distribution agreements.

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

Government Regulation

Pharmaceutical companies are subject to extensive regulation by government authorities in the countries in which they do business. Certain laws and regulations that govern our business are discussed below.

General. Our business has been and will continue to be subject to numerous laws and regulations. Failure to comply with these laws and regulations, including those governing the manufacture and marketing of our products, could subject us to administrative and legal proceedings and actions by various governmental bodies. Criminal charges, substantial fines and/or civil penalties, warning letters and product recalls or seizures, delays in product approvals, as well as limitations on our ability to conduct business in applicable jurisdictions, could result from such proceedings and actions.

In the United States

Drug Regulation. In the U.S., biopharmaceutical products are subject to extensive pre- and post-market regulations by the Food and Drug Administration (“FDA”), including regulations that govern the testing, manufacturing, safety, efficacy, labeling and storage of our products, record keeping, advertising and promotion. Our products are also subject to post-market surveillance under the United States Federal Food, Drug, and Cosmetic Act (“FFDCA”) and its implementing regulations with respect to drugs, as well as the Public Health Service Act and its implementing regulations with respect to biologics. The FDA also regulates our Consumer Healthcare products.

Other U.S. federal agencies, including the Drug Enforcement Administration (“DEA”), also regulate certain of our products. The U.S. Federal Trade Commission has the authority to regulate the advertising of consumer healthcare products, including OTC drugs and dietary supplements. Many of our activities also are subject to the jurisdiction of the SEC.

Before a new biopharmaceutical product may be marketed in the U.S., the FDA must approve a New Drug Application “ NDA” for a new drug or a Biologic License Application (“BLA”) for a biologic. The steps required before the FDA will approve an NDA or BLA generally include preclinical studies followed by multiple stages of clinical trials conducted by the study sponsor; sponsor submission of the application to the FDA for review; the FDA’s review of the data to assess the drug’s safety and effectiveness; and the FDA’s inspection of the facilities where the product will be manufactured.

Before a generic drug may be marketed in the U.S., the FDA must approve an abbreviated new drug application (“ANDA”). The ANDA review process typically does not require new preclinical and clinical studies, because it relies on the studies establishing safety and efficacy conducted for the referenced drug previously approved through the NDA process. The ANDA process, however, does require the sponsor to conduct one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved referenced brand drug, submission of an application to the FDA for review, and the FDA’s inspection of the facilities where the product will be manufactured.

As a condition of product approval, the FDA may require a sponsor to conduct post-marketing clinical studies, known as Phase 4 studies, and surveillance programs to monitor the effect of the approved product. The FDA may limit further marketing of a product based on the results of these post-market studies and programs. Any modifications to a drug or biologic, including new indications or changes to labeling or manufacturing processes or facilities, may require the submission and approval of a new or supplemental NDA or BLA before the modification can be implemented, which may require that we develop additional data or conduct additional preclinical studies and clinical trials. Our ongoing manufacture and distribution of drugs and biologics is subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the product, and adherence to Current Good Manufacturing Practices (“cGMPs”), which regulate all aspects of the manufacturing process. We are also subject to numerous regulatory requirements relating to the advertising and promotion of drugs and biologics, including, but not limited to, standards and regulations for direct-to-consumer advertising. Failure to comply with the applicable regulatory requirements governing the manufacture and marketing of our products may subject us to administrative or judicial sanctions, including warning letters, product recalls or seizures, delays in product approvals, injunctions, fines, civil penalties and/or criminal prosecution.

Sales and Marketing. The marketing practices of U.S. biopharmaceutical companies are generally subject to various federal and state healthcare laws that are intended to prevent fraud and abuse in the healthcare industry and protect the integrity of government healthcare programs. These laws include anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a biopharmaceutical company from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular product. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods (including drugs) or services to third-party payers (including Medicare and Medicaid) that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions and/or exclusion from federal healthcare programs (including Medicare and Medicaid). The federal government and various states also have enacted laws to regulate the sales and marketing practices of pharmaceutical companies. The laws and regulations generally limit financial interactions between manufacturers and healthcare providers; require disclosure to the federal or state government and public of such interactions; and/or require the adoption of compliance standards or programs. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalties under the pertinent laws and regulations.

Pricing and Reimbursement. Pricing for our pharmaceutical products depends in part on government regulation. Government and private third-party payers routinely seek to manage utilization and control the costs of our products. Given certain states’ current and potential ongoing fiscal crises, a growing number of states are considering a variety of cost-control strategies, including capitated managed care plans that typically contain cost by restricting access to certain treatments. In addition, we expect that consolidation and integration of pharmacy chains and wholesalers, who are the primary purchasers of our pharmaceutical products in the U.S., will increase competitive and pricing pressures on pharmaceutical manufacturers, including us.

Anti-Corruption. The FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations.

Outside the United States

We may encounter similar regulatory and legislative issues in most other countries.

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

Employees

At May 31, 2018 the Company had three employees and a consultant, dedicating substantially all of his time to the affairs of the Company. Formerly, Antonio Treminio, acted as Chief Executive Officer and sole director who devoted substantially all of his time to the affairs of the Company until his resigned as a director of the Company and Chief Executive Officer effective June 28, 2017. As of the August 29, 2017 the Company has entered into several agreements with consultants to support the Company’s new strategic direction as it focuses its efforts on developing therapeutic treatment options for Parkinson's disease.

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

We were formed on March 26, 2015 and have reported annual net losses since inception. For our years ended May 31, 2018 and 2017, we experienced net losses of $892,248 and $205,287, respectively. We used cash in operating activities of $356,334 and $192,050 in 2018 and 2017, respectively. As of May 31, 2018, we had an accumulated deficit of $1,129,153.

In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future. Our management is devoting substantially all of its efforts to developing its product and there can be no assurance that our efforts will be successful. There is no assurance that can be given that management’s actions will result in our profitable operations or the resolution of our liquidity problems.

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

We face strong competition from larger and well-established drug companies, which could harm our business and ability to operate profitably.

Our industry is competitive. There are many different drug companies that are far better funded products distributors. Even though the industry is highly fragmented, it has a number of large and well-established companies, which are profitable and have developed a brand name. Aggressive marketing tactics and established distribution markets implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

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

We are highly dependent on our officers, consultants and scientific and medical advisors because of their expertise and experience in medical device development. We do have a “key man” life insurance policy for our Chief Executive Officer. If we are unable to obtain additional funding, we will be unable to meet our current and future compensation obligations to such employees and consultants. In light of the foregoing, we are at risk that one or more of our consultants or employees may leave our company for other opportunities where there is no concern about such employers fulfilling their compensation obligations, or for other reasons. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our results of operations.

Any additional funding, we arrange through the sale of our common stock will result in dilution to existing shareholders.

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

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	provide an auditor attestation with respect to management's report on the effectiveness of our internal controls over financial reporting;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

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

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

•	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•	We do not have an audit committee. While not being legally obligated to have an audit committee, it is our view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

•	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

•	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

•	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•	We do not have an audit committee. While not being legally obligated to have an audit committee, it is our view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

•	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

•	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s business office is located at 1999 Avenue of the Stars Suite 1100 Century City, California 90067. The former Company headquarters and head of our discontinued operations was located at 5 Garbary, Gdansk, Poland 80327. On May 29, 2015 the Company purchased a 500 sq. feet of office in a stand along the building for $13,653, reflected in assets from discontinued operations. During the year ended May 31, 2018, the Company has fully reserved the value of this building for loss as it has no access or economic use of the building an is in the process of formally disposing of the building.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders of our Common Stock

As of September 27, 2018, there were 17 registered stockholders, holding 50,000,502 shares of our issued and outstanding common stock.

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

n/a

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2018.

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

Results of Discontinued and Continuing Operations

Discontinued Operations

We have generated no revenue for the year ended May 31, 2018 compared to $73,171 for the same period in the prior year. We had no cost of goods sold for the year ended May 31, 2018 compared to $53,197 for the same period in the prior year resulting in no gross profit of compared to $19,974 for the year ended May 31, 2017. For the years ended May 31, 2018 and 2017, our operating expenses were comprised of selling, general and administrative expenses of $11,757 and $3,910, respectively, resulting in a net loss of $11,757 compared to a net profit of $16,064 for the year ended May 31, 2017. Our selling, general and administrative expenses consisted of an impairment loss on assets from discontinued operations and administrative fees and depreciation.

Continuing Operations

During the years ended May 31, 2018 and 2017, we generated no revenue with no cost of goods sold being, resulting in no gross profit. Our operating expenses for the same period were comprised of general and administrative expenses of $638,777 and $218,257, respectively resulting in a net losses of $892,248 and $205,187. Our general and administrative expenses consisted of filing fees, banks fees, travel expense, rent, stock issuance costs, marketing and advertising.

Liquidity and Capital Resources

At May 31, 2018, we had no cash or cash equivalents compared to $8,415 in the prior year. We will need to raise cash through a combination of proceeds from private placements of our securities, loans and convertible notes. Our cash requirements are generally for research and development, product development, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and settlement of debt through the next 12 months.

Our operating activities used cash of $356,344 for the year ended May 31, 2018, and we used cash in operations of $192,050 during the same period in 2017. The principal elements of cash flow from operations for the year ended May 31, 2018 included our net loss of $892,248, warrants and stock issued to consultants of $66,567, accrued expenses and payables of $204,962, increased accrued interest of $43,170 and $30,000 of non-cash interest expense.

For the years ended May 31, 2018 and 2017 the Company didn’t receive any cash through investing activities. During the year ended May 31, 2018, the Company used $101,939 in investing activities which included $100,000 paid for a license agreement and $1,939 paid for equipment.

Cash provided in our financing activities was $449,858 for the year ended May 31, 2018, compared to $$200,000 of cash generated during the comparable period in 2017 primarily as the result of $215,000 more in proceeds from convertible notes and $34,630 provided by a related party in the form of loans and direct payments.

Our total assets at May 31, 2018 were $1,481 which was equipment net of depreciation. Our total assets at May 31, 2017 were $22,172 which was $8,415 in cash, $2,000 of prepaid expenses and $11,757 in assets from discontinued operations. Current liabilities increased from $215,077 at May 31, 2017 to $343,067 at May 31, 2018. The increase in liabilities was primarily attributable to accrued payroll of $185,152, increase in funds provided from a related party in the amount $34,630, an increase in accrued interest of $43,170 and an increase in accounts payable of $19,811 offset by a decrease in Convertible notes of $155,000.

On November 15, 2017, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS pursuant to which GHS has agreed to purchase up to $7,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. The purchase price of the shares of Company common stock will be equal to 80% of the market price (as determined in the Equity Financing Agreement) calculated at the time of purchase. The Company filed the Form S-1 Registration Statement for the Equity Financing Agreement on December 7, 2017. The Company withdrew the Form S-1 Registration Statement on February 12, 2018 based on the comments from the SEC regarding the Company’s inability to use the Form S-1 Registration Statement to register the shares of common stock.

In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $15,000 (the “Note”) as payment of the commitment fee for the Equity Financing Agreement. The Note bear interests at the rate of 10% and must be repaid on or before August 14, 2018 (the “Maturity Date”). The Company may repay the Note at any time before the Maturity Date. The amounts under the Note may be converted by GHS at any time after the Maturity Date into shares of Company common stock at a conversion price equal to 80% of the average closing bid price during the 5-day period prior to conversion (as determined in the Note).

GOING CONCERN CONSIDERATION

We have generated $236,866 revenues since inception, as reflected in discontinued operations. As of May 31, 2018, the Company had an accumulated deficit of $1,129,153. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Hypgen, Inc.
Century City, California

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hypgen, Inc. (“the Company”) as of May 31, 2018 and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit, has not yet received significant revenue from sales, and has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
October 3, 2018

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

For Bharat Parikh & Associates

Chartered Accountants

/s/ Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

Registered with PCAOB

Date :- 08/28/2017

Place:- HQ Vadodara GJ, India

HYPGEN INC
BALANCE SHEETS
	May 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$—	$8,415
Prepaid Expenses	—	2,000
License asset agreement, net	—	—
Assets from discontinued operations	—	11,757
Total current assets	—	22,172
Property and equipment, net	1,481	—
TOTAL ASSETS	$1,481	$22,172

LIABILITIES AND SSHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accrued expenses and payables	$31,044	$11,233
Loan payable - related party	34,630	—
Bank overdraft	228	—
Accrued salary, wages and taxes	185,152	—
Liabilities from discontinued operations	—	—
Accrued interest -including related party	47,014	3,844
Convertible Note Payable - related party, current portion	—	200,000
Convertible Notes Payable, net of discounts	45,000	—
Total Current Liabilities	343,067	215,077
Other Liabilities
Convertible Note Payable - related party, net of current portion	400,000	—
Total Liabilities	743,067	215,077

Commitments and contingencies	—	—

SHAREHOLDERS' DEFICIT
Preferred stock: authorized 2,000,000; $0.001 par value; shares issued and outstanding at May 31, 2018 and no shares issued or authorized as of May 31, 2017	2,000	—
Common stock: authorized 1,000,000,000; $0.001 par value; 135,800,000 and 5,000,000 shares issued and outstanding at May 31, 2018 and May 31, 2017	135,800	5,000
Additional Paid in Capital	249,767	39,000
Accumulated deficit	(1,129,153)	(236,905)
Total Shareholders' Deficit	(741,586)	(192,905)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,481	$22,172

The accompanying notes are an integral part of these financial statements.

HYPGEN INC
STATEMENTS OF OPERATIONS
	May 31,
	2018	2017
Continuing Operations:
Revenue	$—	$—
Cost of Goods Sold:
Product Purchases	—	—
Gross Profit	—	—

Operating Expenses:
Depreciation and amortization	8,914	910
Salary and payroll expense	204,269	—
Professional fees	111,444	56,000
Consulting fees	270,338	54,000
General and administrative	43,812	107,347
Total operating expense	638,777	218,257
Net income (loss) from operations	(638,777)	(218,257)

OTHER (INCOME) EXPENSE
Interest expense and financing cost, net	73,170	3,844
Loss on impairment	168,544	—
Forgiveness of related party debt	—	(750)
Total other (income) expense	241,714	3,094

Discontinued Operations:
Net income (loss) from discontinued operations	(76)	16,064
Impairment loss on assets from discontinued operations	(11,681)	—
Total Income (loss) from discontinued operations	(11,757)	16,064
Net income before income tax provision	(892,248)	(205,287)
Provision for income tax	—	—
Net Loss	(892,248)	(205,287)

Basic and diluted net loss per share of common stock:
Continuing operations	$(0.008)	$(0.044)
Discontinued Operations	(0.000)	0.003
Basic and diluted	$(0.008)	$(0.041)

Weighted average number of shares outstanding:
Basic and diluted	117,603,288	5,000,000

The accompanying notes are an integral part of these financial statements.

HYPGEN INC
STATEMENTS OF CASH FLOWS
	May 31,
	2018	2017
Operating activities:
Net loss from continuing operations	$(880,491)	$(221,351)
Net income (loss) from discontinuing operations	(11,757)	16,064
Net Loss	(892,248)	(205,287)
Adjustment to reconcile net loss to net cash provided by operations:
Amortization and depreciation	8,990	910
Impairment loss on asset	168,544	—
Loss on impairment on assets held in discontinued operations	11,681	—
Non-cash interest charges - commitment fees	30,000	3,844
Related party forgiveness of debt	—	(750)
Warrants and Shares issued to consultants for services	66,567	—
Changes in assets and liabilities:
Decrease (Increase) in prepaid and deposits	2,000	(2,000)
Increase in accrued interest and finance charges	43,170	—
Increase in accrued expenses and payables	204,962	11,233
Net cash used in operating activities	(356,334)	(192,050)
Investing activities:
Cash paid for property and equipment	(1,939)	—
Cash paid for license fee	(100,000)
Net cash used in investing activities	(101,939)	—
Financing activities:
Proceeds from Convertible note payable - related party	400,000	200,000
Bank overdraft	228	—
Proceeds from convertible notes	15,000	—
Proceeds from related party	4,814	—
Proceeds from loans - related party	29,816	—
Net cash provided by financing activities	449,858	200,000
Net increase (decrease) in cash	(8,415)	7,950
Cash, beginning of period	8,415	465
Cash, end of period	$—	$8,415
Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$—	$—
Interest Paid	$—	$—
Non-cash activity:
Common and Preferred shares issued to acquired license	$77,000.00	$—
Convertible notes redeemed for common stock	$200,000.00	$—

The accompanying notes are an integral part of these financial statements.

HYPGEN INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the years ended May 31, 2018 and 2017

	Preferred Stock Number of		Common Stock Number of		Additional Paid in	Total Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Capital	Gain (Loss)	Equity

Balance, May 31, 2016	—	$—	5,000,000	$5,000	$39,000	$(31,618)	$12,382

Common Shares issued:
Share issued for cash	—	—	—	—	—	—	—

Net gain (loss)	—	—	—	—	—	(205,287)	(205,287)
Balance, May 31, 2017	—	$—	5,000,000	$5,000	$39,000	$(236,905)	$(192,905)

Common Shares issued:
Share issued for cash	—	—	—	—	—
Shares issued under consulting agreements	—	—	55,000,000	55,000	—	—	55,000
Asset assignment agreement	2,000,000	2,000	75,000,000	75,000	—	—	77,000
Shares issued for debt conversion	—	—	800,000	800	199,200	—	200,000
Warrants issued to consultants	—	—	—	—	11,567	—	11,567
Net gain (loss)	—	—	—	—	—	(892,248)	(892,248)
Balance, May 31, 2018	—	$2,000	135,800,000	$135,800	$249,767	$(1,129,153)	$(741,586)

The accompanying notes are an integral part of these financial statements.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

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

On January 18th, 2017, Olaf Robak, the Company's President and CEO, executed a stock purchase agreement with First Legacy Management LLC, which acquired 4,000,000 shares of common stock, representing 80% ownership of the Company. First Legacy Management LLC paid $350,000 in cash. Simultaneous with this transaction, Mr. Olaf Robak resigned from his official positions as Director, CEO, CFO, President, Treasurer and Secretary of the Company, and on the same day the shareholders of the Corporation voted Mr. Antonio Treminio as Director & CEO (Mr. Treminio subsequently resigned as a director and CEO effective as of June 28, 2017).

On March 9, 2017, FINRA notified the Company that request for symbol change was approved. Effective March 13, 2017, the Company’s common stock began trading under the symbol MGBR.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Nature of Business (Continued)

On June 28, 2017, the Company executed an Asset Assignment Agreement (“Asset Assignment Agreement”) with Richard L. Chang Holding’s LLC (“Holdings LLC”), pursuant to which Holdings was issued 60,000,000 shares of the Company’s common stock and 2,000,000 restricted, non-convertible, non-dividend paying shares of the Company’s preferred stock with 1000 to 1 voting rights over shares of the Company’s common stock. In consideration of these share issuances, Holdings LLC has assigned to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. Additionally, the Company issued 15,000,000 common shares to Rich Pharmaceuticals, Inc. for use of the clinical trial under an Investigational New Drug Application. Additionally, pursuant to the terms of the Asset Assignment Agreement, upon the Company receiving a minimum of $1,000,000 in equity financing, Holdings shall assign to the Company all of its rights, title and interest to United States Utility Patent Application No USPTO Application No. 15/385,862 filed on December 20, 2016, titled ”COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF STROKE” and all related intellectual property, inventions and trade secrets, data, and clinical study results. The Asset Assignment Agreement granted to Holdings LLC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the event the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees. As of May 31, 2018, the Company has not raised any capital towards the $1,000,000 requirement. As of the filing of this report Holdings LLC has not exercised its right of reversion under the Asset Assignment Agreement.

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

Going Concern

As indicated in the accompanying financial statements, the Company has incurred net losses of $892,248 and $205,287 for the years ended May 31, 2018 and 2017, respectively. Management’s plans include the raising of capital through related and third parties to fund future operations of pushing its Parkinson’s disease drug through phase II drug trials in order to obtain approval from the food and drug administration (“FDA”). Failure to raise adequate capital during the testing and approval seeking process may force the Company to curtail or cease operations. Additionally, even if the Company raises sufficient capital to support its operating expenses, there can be no assurances that FDA approval will be granted whereby no revenue from target project will ever be recognized to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At May 31, 2018 and 2017, the Company had no cash equivalents.

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

Intangible Assets

Intangible assets consisted of a licensing fee under an asset assignment agreement for a patent which was granted November 10, 2016. At the time of the assignment on June 28, 2017, the patent had a remaining life of 19 years and 135 days, which the Company had determined to be the remaining useful life of the patent whereby total investment was to be amortized on a straight-line basis over this period. In exchange for the rights to the intellectual property the Company paid $100,000 in cash, issued 2,000,000 preferred shares and 75,000,000 commons shares. The total investment was valued at $177,000.

During the year ended May 31, 2018, the Company analyzed its intangible asset for the purposes of impairment testing. Although management believes that the asset has real economic value, the expense of an independent valuation is not something the Company is interested in doing, whereby the cost of this analysis could exceed the value of the asset.  Conversely, the Company’s asset analysis is not objectively able to prove with any degree of certainty that it will ever see positive cashflow from its efforts.  This industry is very complicated, risky and unpredictable as it relates to ultimate drug approval or even the sale of the asset.  Due to a cost prohibitive asset valuation, uncertainty that the product can be brought to market or be sold and the fact that the that acquisition was from a related party the Company feels that is should fully impair the asset at this time.

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

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings per Share (“EPS”) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods; however, potential common shares are excluded for period in which the Company incurs losses, as their effect is anti-dilutive. For the years ended May 31, 2018 and 2017 the basic and fully diluted earnings per share were the same as the Company had a loss in each of these periods. At May 31, 2018, the Company had potentially dilutive instruments in the form of 60,000,000 common stock warrants with a cashless exercise provision outstanding as well as 1,965,954 common shares issuable upon the conversion of outstanding principal and interest on convertible notes.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value hierarchy to classify the inputs used in measuring fair value as follows:

• Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

• Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

• Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2018.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value. Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $0 for the years ended May 31, 2018 and 2017. The expense in the prior year is reflected in discontinued operations. The Company anticipates substantial expense as it conducts phase II trials and tries to move its product to market along with the development of its other products. The Company will also evaluate products and technologies in the medical products space, with its main focus on Parkinson’s Disease. As the Company continues to develop its products and relationships in these areas’ resultant expenses for trademark filings, license agreements, product development and design materials will be expensed as research and development. Some costs may be accumulated for subsidiaries prior to formation of entities.

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

The Company did not record any income tax accrual for the period from inception to May 31, 2018. We expect to incur significant expenses in future periods which will offset any net profit.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statements.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date through the date of issuance.

NOTE 3: DISCONTINUED OPERATIONS

On June 28, 2017, the Company discontinued operations of its office products sales and distribution segment. Depreciation expense as it appears on the Statement of Cash Flows for the years ended months ended May 31, 2018 and 2017 was $76 and $910, respectively. Depreciation on the statement of operations for the years ended May 31, 2018 is recorded as Income (Loss) from Discontinued Operations.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 3: DISCONTINUED OPERATIONS (CONTINUED)

The statement of operations was restated to reflect the reclassification of the discontinued operations.

HYPGEN INC STATEMENTS OF DISCONTINUED OPERATIONS
	For the years ended May 31,
	2018	2017
Discontinued Operations:
Revenue	$—	$73,171
Cost of Goods Sold:
Product Purchases	—	53,197
Gross Profit	—	19,974

Operating Expenses:
General and administrative	—	3,000
Product development	—	—
Depreciation	76	910
Impairment loss on assets from discontinued operations	11,681	—
Total operating expense	11,757	3,910
Net income (loss) from discontinued operations	$(11,757)	$16,064

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

As of May 31, 2018, the Company has fully impaired the remaining net value of its former office which was held as an asset from discontinued operations. The Company no longer has access or control over this asset and believes that there is no substantial net economic value to this asset and any cost of legal disposal could easily exceed its net book value.

	May 31, 2018	May 31, 2017
Assets of discontinued operations	$—	$11,757
Liabilities of discontinued operations	—	—

NOTE 4: FIXED ASSETS

The Company’s property and equipment is as follows:

	May 31, 2018	May 31, 2017	Estimated Life
Computers, office furniture and equipment	$1,939	$—	3 years
Less: accumulated depreciation	$(458)	$—
Net	$1,481	$—

Depreciation expense for nine months ended year ended May 31, 2018 was $458 compared to $0 for the year ended May 31, 2017.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

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

During the year ended May 31, 2018, the Company analyzed its intangible asset for the purposes of impairment testing. Although management believes that the asset has real economic value, the expense of an independent valuation is not something the Company is interested in doing, whereby the cost of this analysis could exceed the value of the asset.  Conversely, the Company’s asset analysis is not objectively able to prove with any degree of certainty that it will ever see positive cashflow from its efforts.  This industry is very complicated, risky and unpredictable as it relates to ultimate drug approval or even the sale of the asset.  Due to a cost prohibitive asset valuation, uncertainty that the product can be brought to market or be sold and the fact that the that acquisition was from a related party the Company feels that is should fully impair the asset at this time.

The below chart analyzes the license value net of amortization:

	May 31, 2018	Estimated Life
Investment in license	$177,000	19.4 years
Less amortization	$(8,456)
Less impairment loss	(168,544)
License fee net amortization	$—

Amortization expense for the years ended May 31, 2018 and was $8,456 compared to $0 during the same period in the prior year.

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

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 6: CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 28, 2017, the Company executed a Promissory Convertible Note with Bakken Development LLC in the principal amount of $400,000. The convertible note accrues interest at the rate of 10% per annum; is due and payable on or before June 28, 2019; may be converted at any time by the holder into shares of Company common stock at a conversion price of $.50 per share; and automatically converts into shares of Company common stock at a conversion price of $.50 per share upon the Company’s completion of a financing in the minimum amount of $5,000,000. At May 31, 2018, accrued interest on this note was $38,889.

On August 11, 2017, the Company issued 800,000 common shares to retire convertible promissory notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC in the aggregate principal amount of $200,000. As amended, the promissory notes convert into shares of Company common stock at the conversion price of $.25 per share. Accrued interest remains unconverted on these notes in the amount of $7,044.

On November 15, 2017, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments LLC (“GHS”) pursuant to which GHS has agreed to purchase up to $7,000,000 in shares of Company common stock. (See NOTE 8). In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $15,000 as payment of the commitment fee for the Equity Financing Agreement. During the year ended May 31, 2018, the Company recorded this fee as interest expense. The amount was expensed upon issuance due to the fact the that no stock was sold and there is no certainty any stock will be sold under this agreement.

Upon any event of default, the note bears interests at the rate of 10%. This note has a maturity date of August 14, 2018. The Company may repay the note at any time before the maturity date. The amounts under the Note may be converted by GHS at any time after the maturity date or upon any event of default into shares of Company common stock at a conversion price equal to 80% of the average closing bid price during the 5-day period prior to conversion, subject to a floor price of $0.00005 per share. As a penalty of default, the principal increased by 50%, to $22,500 and the charge was recorded as interest expense and an increase to principal. As of May 31, 2018, this note had accrued interest of $277.

On November 17, 2017, the Company was advanced $15,000 under a promissory executed on December 19, 2017. Upon any event of default this note bears an interest rate of 10%. This note has a maturity date of August 19, 2018. The Company may repay the note at any time before the maturity date. Upon any event of default, the note holder may convert the note in its entirety into shares of Company common stock at a conversion price equal to 80% of the average closing bid price during the 5-day period prior to conversion, subject to a floor price of $0.00005 per share. As a penalty of default, the principal increased by 50%, to $22,500 and the charge was recorded as interest expense and an increase to principal. The foregoing is only a brief description of the material terms of the promissory note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are hyperlinked as an exhibit to this Annual Report. As of May 31, 2018, this note had accrued interest of $277.

On July 18, 2018, the Company became aware that it was considered to be in default of both notes held by GHS. The Company has recorded interest and default related penalty amounts due to note-holder in the amount of $10,922 on its statement of operations during the year ended May 31, 2018. The event of default, as alleged by the noteholder, occurred April 16, 2018 when the Company failed its quarterly Form 10Q for its third fiscal quarter. The Company does not believe that an event of default occurred as of July 18, 2018 and is currently trying to resolve this issue with the note-holder. Subsequently, by virtue of not repaying the notes upon maturity the Company did trigger default on the above notes as of August 14, 2018 and August 19, 2018, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Pursuant to the June 28, 2017 Asset Assignment Agreement with Holdings LLC and its assignment to the Company all of its rights, title and interest in United States Utility Patent Application No. 62/420,177 filed on November 10, 2016, titled “COMPOSITIONS AND METHODS OF USE OF PHORBOL ESTERS FOR THE TREATMENT OF PARKINSON’S DISEASE” and all related intellectual property, inventions and trade secrets, data, and clinical study results there is a major fund-raising requirement. The Company must raise a minimum of $1,000,000 in equity financing by June 28, 2018. The Asset Assignment Agreement grants to Holdings LCC the right to require the Company to assign back to Holdings LLC the Patent Application and all related intellectual property in the event the Company does not raise a minimum of $1,000,000 in equity financing by June 28, 2018. In the event that Holdings LLC exercises this right of reversion, the 2,000,000 shares of Preferred Stock issued to Holdings LLC shall be assigned to Apica Investments Limited or its assignees. As of May 31, 2018, the Company has not raised any capital towards the $1,000,000 requirement. As of the filing of this report Holdings LLC has not exercised its right of reversion under the Asset Assignment Agreement.

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

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

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

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

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

On July 8, 2017, the Company entered into a consulting agreement with Imagic, LLC. Upon the commencement of this engagement, the consultant or its designees were issued shares of the Company in the amount of 12,000,000 common shares. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (as defined below), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 10.6% of the amount of the shares of Company common stock issued by the Company outside the following “Excepted issuances”: (i) shares of Company common stock in connection with a debt or equity financing; (ii) shares of common stock reserved under the Company’s equity incentive/stock option plan; (iii) the shares, warrants and shares to be issued upon exercise of the warrants and conversion of the convertible notes described in the Assignment Agreement dated June 28, 2017 between the Company and Richard L. Chang’s Holdings, LLC. Upon the written or oral request of Consultant, the Company shall within twenty-four (24) hours confirm orally and in writing to the Consultant the number of shares of Common Stock then outstanding.

On July 8, 2017, the Company entered into an employment agreement with Dr. McCoy Moretz. Upon the commencement of this agreement, the employee or its designees were issued shares of the Company in the amount of 8,000,000 common shares. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the Excepted Issuances (as defined below), if the Company issues any shares of Company common stock, the employee shall be granted additional shares of the Company’s common stock in an amount equal to 6% of the amount of the shares of Company common stock issued by the Company outside the following “Excepted issuances”: (i) shares of Company common stock in connection with a debt or equity financing; (ii) shares of common stock reserved under the Company’s equity incentive/stock option plan; (iii) the shares, warrants and shares to be issued upon exercise of the warrants and conversion of the convertible notes described in the Assignment Agreement dated June 28, 2017 between the Company and Richard L. Chang’s Holdings, LLC. Upon the written or oral request of Consultant, the Company shall within twenty-four (24) hours confirm orally and in writing to the Consultant the number of shares of Common Stock then outstanding.

NOTE 8: STOCK HOLDERS’ DEFICIT

Preferred and Common Stock

The Company has authorized 1,002,000,000 total shares of stock with a par value of $0.001 per share. These shares are designated by two classes; 1,000,000,000 common shares and 2,000,000 preferred shares.

Fiscal 2017

On January 26, 2017, the Company Amended its Articles to increase the Authorized share Capital of the Company from 75,000,000 to 1,000,000,000.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 8: STOCK HOLDERS’ DEFICIT (CONTINUED)

Preferred and Common Stock (Continued)

Fiscal 2017 (Continued)

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

In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $15,000 as payment of the commitment fee for the Equity Financing Agreement. The Note bear interests at the rate of 10% with a maturity date of August 14, 2018. (See NOTE 6)

During the year ended May 31, 2018, the Company issued 2,000,000 preferred shares, 75,000,000 commons shares in exchange for rights to certain intellectual property pursuant to an Asset Assignment Agreement. (See NOTE 1). The total investment was valued at $177,000.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 8: STOCK HOLDERS’ DEFICIT (CONTINUED)

Preferred and Common Stock (Continued)

Fiscal 2018 (Continued)

During the year ended May 31, 2018, the Company issued 50,000,000 stock warrants with a cashless exercise provision (“cashless warrants”) and 44,725,000 common shares to consultants under consulting agreements.

During the year ended May 31, 2018, the Company issued 10,000,000 stock warrants with a cashless exercise provision (“cashless warrants”) and 10,275,000 common shares to employees.

As of May 31, 2018, there were no outstanding stock options.

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

The following table summarizes warrant activity for the year ended May 31, 2018 and 2017:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at May 31, 2017	—	$—		$—
Granted	60,000,000	$0.25	5.00	$—
Expired	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at May 31, 2018	60,000,000	$0.25	4.32	—

Warrants issued to consultants during the year ended May 31, 2018 to six different consultants were valued at $11,567. The warrants expire June 28, 2022.

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

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 9: INCOME TAXES (CONTINUED)

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

The Company did not record any income tax accrual for the period from inception to May 31, 2018. We expect to incur significant expenses in future periods which will offset any future net income.

As of May 31, 2018 and 2017, the Company had a net operating loss carry-forward of approximately $1,129,153 and $236,905. Losses that were incurred prior to December 31, 2017 may be used to offset future taxable income and expire ended in 2037. Losses incurred after December 31, 2017 may be used to offset future taxable income and do not expire. Because of the change in ownership that occurred on June 28, 2017, net operating loss carry forwards could be limited as to use in future years.

Deferred tax assets of $188,800 and $49,700 as of May 31, 2018 and 2017, respectively, resulting from net operating have been offset by a valuation allowance, due to the uncertainty of their realization. The change in the valuation allowance for the year ended May 31, 2018 and 2017 was $188,800 and $49,700, respectively.  As a result, there were no current or deferred tax provisions for the year ended May 31, 2018 and 2017.  There was no uncertain tax position taken since inception and the Company’s tax returns for the past three year remain open for examination. Hypgen is a United States, State of Nevada domiciled corporation for tax purposes. Deferred tax assets consist of the following:

	May 31, 2018	May 31, 2017
Net operating losses	$267,900	$80,500
Effect of TCJA recalculation	(79,100)	(30,800)
Change in valuation allowance	(188,800)	(49,700)
Provision for income taxes	$—	$—

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“the TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for US taxable income and requires one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. Also, mandatory repatriation of untaxed foreign earnings and profits will be taxed at 15.5% to the extent the underlying assets are liquid and 8% on the remaining balance. There are other provisions to the TCJA, such as conversion of a worldwide system to a territorial system, limitations on interest expense and domestic production deductions, which will be effective in fiscal 2019. The Company anticipates its effective tax rate to be 28% to 30%, excluding the one-time impact of the TCJA for fiscal 2018 primarily due to the reduction in the federal tax rate. The Company’s actual effective tax rate for fiscal 2018 may differ from management’s estimate due to changes in interpretations and assumptions. Due to the timing of enactment and complexity of the TCJA, the Company is unable to estimate a reasonable range of the one-time impact associated with mandatory repatriation, re-measurement of deferred taxes and other provisions of the TCJA. For tax losses that straddle tax years a blended rate is used. Since the Company is not expected to utilize any portion of net loss carryforward in the current tax year, the entire valuation is estimated using the newly enacted rates.

NOTE 10: RELATED PARTY TRANSACTIONS

A former director of the Company made the initial $100 deposit to on the bank account. In September 2015, the former director paid audit fees on behalf of the company in the amount of $650. These amounts, totaling $750, are being carried as a Related Party Loan which bears no interest and is payable on demand. The related party loan was forgiven effective January 18, 2017 under terms of change in control (SEE NOTE 1).

On January 27, 2017, the Company entered into a one-year convertible note from a related party with the face value of $100,000 bearing 8% interest (SEE NOTE 6). On June 28, 2017, the Company executed an amendment to this note.

On June 28, 2017, Richard L. Chang was appointed as a director of the Company. Mr. Richard Chang is the controlling interest of Holdings, LLC.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 10: RELATED PARTY TRANSACTIONS (CONTINUED)

On June 28, 2017, Ben Chang, a senior management consultant, loaned the Company, $100 to initially fund the operating bank account of the Company. Mr. Ben Chang is also the Chief Executive Officer of Rich Pharmaceuticals, Inc.

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Apica Investments Limited (“Apica”). Apica is controlled by Chew Chuan Tin who is the beneficial owner of greater than 10% of the outstanding shares of the Company through Bakken, Apica and First Legacy. Pursuant to that agreement the Company agreed issued 15,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5-year anniversary of the warrant; monthly fees of $1,800 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $4,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (SEE NOTE 7), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 10.6% of the amount of the shares of Company common stock issued by the Company outside “Excepted issuances”.

On June 28, 2017, the Company executed a one-year promissory convertible note with Bakken Development LLC (“Bakken”) in the principal amount of $400,000.  Bakken is a related party controlled by Chew Chuan Tin who is the beneficial owner of greater than 10% of the outstanding shares of the Company through Bakken, Apica and First Legacy (See NOTE 6).

On June 28, 2017, the Company entered into a Consulting Agreement for services to be provided by Rafferty Finance S.A. (“Raferty”). Raferty is controlled by Antonio Treminio, former CEO of the Company. Pursuant to this agreement the Company agreed to issue 5,000,000 shares of Company common stock; a Common Stock Purchase Warrant to purchase up to 10,000,000 shares of Company common stock at an exercise price of $.25 per share at any time before the 5-year anniversary of the warrant; a $50,000 payment upon execution of the agreement; monthly fees of $5,400 to commence upon the Company’s completion of a financing in the minimum amount of $1,000,000. Fees will increase to $13,500 per month upon the Company’s completion of a financing in the minimum amount of $5,000,000. This contract is in effect until two years after the anniversary date of the Company’s completion of raising $1,000,000. Common shares under this contract were issued on July 19, 2017 and cash payment was made on June 30, 2017. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (SEE NOTE 7) if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 4.99% of the amount of the shares of Company common stock issued by the Company outside “Excepted issuances”.

On July 8, 2017, the Company entered into a consulting agreement with Imagic, LLC (“Imagic”). Imagic, is wholly owned by Ben Chang, son of Director Richard L. Chang and Chief Executive Officer of Rich Pharmaceuticals, Inc. Upon the commencement of this engagement, the consultant or it’s designees were issued shares of the Company in the amount of 12,000,000 common shares. Imagic was also issued a warrant to acquire 10,000,000 shares of the Company at an exercise price of $0.25. At all times during the term of this agreement prior to the $5,000,000 financing date, except with respect to the “Excepted Issuances” (SEE NOTE 7), if the Company issues any shares of Company common stock, the consultant shall be granted additional shares of the Company’s common stock in an amount equal to 10.6% of the amount of the shares of Company common stock issued by the Company outside “Excepted issuances”.

On September 14, 2017, the Company issued a promissory note in the amount of $6,000 to Imagic LLC. Imagic, is wholly owned by Ben Chang, son of Director Richard L. Chang and Chief Executive Officer of Rich Pharmaceuticals, Inc. The note matures on September 14, 2018 and bears 5% interest. Accrued interest on this note at May 31, 2018 is $213.

On November 3, 2017, the Company issued a promissory note in the amount of $5,000 to one of its directors, Richard L. Chang Holdings. The note matures on November 3, 2018 and bears 5% interest. Accrued interest on this note at May 31, 2018 is $143.

On January 11, 2018, the Company issued a promissory note in the amount of $5,000 to Imagic. The note matures on January 11, 2019 and bears 5% interest. Accrued interest on this note at May 31, 2018 is $96.

On February 14, 2018, the Company issued a promissory note in the amount of $3,000 to Imagic. The note matures on February 14, 2019 and bears 5% interest. Accrued interest on this note at May 31, 2018 is $44.

On March 6, 2018, the Company issued a promissory note in the amount of $2,375 to Imagic, a related party. The note matures on March 16, 2019 and bears 5% interest. Accrued interest on this note at May 31, 2018 is $28.

HYPGEN INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 10: RELATED PARTY TRANSACTIONS (CONTINUED)

On March 12, 2018, the Company issued a promissory note in the amount of $250 to Imagic, a related party. The note matures on March 12, 2019 and bears 5% interest. Accrued interest on this note at May 31, 2018 is $3.

From time to time certain operational expenses of the Company are paid for by Ben Chang, a senior management consultant to the Company. These items are funded by Mr. Ben Chang or by its 100% owned entity Imagic. At June 30, 2018, the Company owed $4,814 and $8,191 to Mr. Ben Chang and Imagic, respectively.

As of June 30, 2018, the Company had three employment agreements. Under these agreements the Company accrued $170,250. Total annual compensation under these agreements is $233,000. As a stipulation to these agreements, the employees are to be compensated until such time that the board approves them as full-time employees. Prior to board approval the employees will be compensated for actual hours worked.

NOTE 11: SUBSEQUENT EVENTS

On June 1, 2018, the Company entered into a two-year consulting agreement with Richard L. Chang, Holdings LLC, a related party, an entity controlled by director, Richard L. Chang.  Under the terms of the agreement the Company will compensate the consultant at the rate of $20,000 per monthly for services provided assisting in the area clinical operations, managing their patents and other intellectual property as well as assisting the Company in scientific and technical matters concerning manufacturing the drug, research and development.

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

On October 1, 2018, Imagic, LLC granted the Company a two-year extension to a 5%, one-year, promissory note dated September 14, 2017, having a principal amount of $6,000. Imagic, LLC, is wholly owned by Ben Chang, son of Director Richard L. Chang and Chief Executive Officer of Rich Pharmaceuticals, Inc.

On October 1, 2018, Richard L. Chang Holdings granted a two-year extension to a 5%, one-year, promissory note dated November 3, 2017, having a principal amount of $5,000. Richard L. Chang Holdings is controlled by director Richard L. Chang. The note matures on November 3, 2018 and bears 5% interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of May 31, 2018, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended May 31, 2018 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of May 31, 2018, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

Because of the above condition, the Company's internal controls over financial reporting were not effective as of May 31, 2018.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Dr. McCoy L. Moretz	61	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)
Richard L. Chang	86	Director

Biographies of Directors and Officers

Dr. McCoy L. Moretz, is Board Certified in Otolaryngology and ABO Certified in Microvascular Anastomosis. He is a member of the American Board of Medical Specialties; a Fellow of the American College of Surgeons; American Board of Otolaryngology/Head & Neck Surgery; American Academy of Facial Plastic & Reconstructive Surgery; and the American Academy of Otolaryngology / Head & Neck Surgery. He was also the Chief Medical Officer of Ermis Labs; Medical Advisor Board Member of Rich Pharmaceuticals, and Advisor to Torii Labs. From 2006 to the present, he has been the founder and principal surgeon of F.A.C.E of Beverly Hills. He has been involved with numerous Clinical Investigations over the past decade and has authored prestigious medical publications in the Archives of Otolaryngology. Dr. Moretz graduated with a BA in chemistry from the University of North Carolina in 1978 (Dean’s List); received his Medical Degree from the Medical College of Georgia, 1982 (with Honors); and completed his internship at Emory University Hospital in Atlanta, Georgia in 1983.

Mr. Richard Chang, a world-renowned scientist in the field of oncology including the study of voluminous molecules’ mechanism(s) of action. During Mr. Chang’s distinguished career, he has authored 121 peer-reviewed journal publications and has presented over 150 scientific abstracts across the world in the field of cancer research. Prior to joining Rich Pharmaceuticals advisory board, Mr. Chang worked at Biosuccess Biotech Co. LTD., Hoffman-LaRoche, Schering Corp and Burroughs Wellcome in various scientific roles spanning from Chief Scientific officer to Scientist. He was a full professor at Rutgers, The State University of New Jersey, College of Pharmacy & The Laboratory for Cancer Research. In addition, Mr. Chang was a Director of Biochemical Pharmacology Research Laboratories at Rutgers, continuing his pursuit to finding innovative compounds for the treatments of cancer since 1987. After he retired in 2003, Mr. Chang continues to be an adjunct professor there. Mr. Chang’s years of dedication to cancer research has led him to file five significant patents for the treatment of cancer, Infectious disease and neurological disorders. Mr. Chang is a member of American Association for Cancer Research, American Society for Pharmacology and Experimental Therapeutics and the Society of Chinese Bio-Scientists in America and is a member of Who’s Who in the world. Mr. Chang obtained his Masters of Science in Biochemistry and Nutrition from Utah State University and his Bachelors of Science in Agriculture Chemistry from National Taiwan Chung Hsing University.

Dr. Moretz’s roles and responsibilities were:

1.	to lead the development of the Company's strategy;

2.	to lead and oversee the implementation of the Company's long and short-term plans in accordance with its strategy;

3.	to ensure the Company is appropriately organized and staffed and to have the authority to hire and terminate staff as necessary to enable it to achieve the approved strategy;

4.	to ensure that expenditures of the Company are within the authorized annual budget of the Company;

5.	to assess the principal risks of the Company and to ensure that these risks are being monitored and managed;

6.	to ensure effective internal controls and management information systems are in place;

7.	to ensure that the Company has appropriate systems to enable it to conduct its activities both lawfully and ethically;

8.	to ensure that the Company maintains high standards of corporate citizenship and social responsibility wherever it does business;

10.	to communicate effectively with shareholders, employees, Government authorities, other stakeholders and the public;

11.	to keep abreast of all material undertakings and activities of the Company and all material external factors affecting the Company and to ensure that processes and systems are in place to ensure that the CEO and management of the Company are adequately informed;

12.	to ensure that the Directors are properly informed and that sufficient information is provided to the Board to enable the Directors to form appropriate judgments;

13.	to ensure the integrity of all public disclosure by the Company;

14.	to develop Board agendas;

15.	to request that special meetings of the Board be called when appropriate;

16.	to determine the date, time and location of the annual meeting of shareholders and to develop the agenda for the meeting;

17.	to sit on committees of the Board where appropriate as determined by the Board;

18.	to abide by specific internally established control systems and authorities, to lead by personal example and encourage all employees to conduct their activities in accordance with all applicable laws and the Company's standards and policies, including its environmental, safety and health policies.

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

DIRECTOR INDEPENDENCE

As of May 31, 2018, the board of directors was currently composed two members, Richard L. Chang and Dr. McCoy L. Moretz, who do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In his consulting role as Chief Executive Officer, we believe that his independence is impaired. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may late to us and our management.

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

Board Committees

The Company does not have any committees.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation earned by our executive officers and directors for May 31, 2018 and 2017:

Name and Principal Position	Year	Salary	Deferred Compensation	Bonus	Stock Awards	Option/ Warrant Awards	All Other Compensation	Total

Dr. McCoy Moretz (1)	2018	$103,000	$-	$-	$8,000	$-	$-	$111,000
Chief Executive Officer/Chief Financial Officer, director	2017	$-	$-	$-	$-	$-	$-	$-

Antonio Treminio (2)	2018	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer/Chief Financial Officer, former director	2017	$43,500	$-	$-	$-	$-	$-	$43,500

______

(1)	Dr. McCoy Moretz was appointed as Chief Executive Officer and Chief Financial Officer and director on June 28, 2017 upon change of control and asset assignment agreement

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

As of May 31, 2018, there was an employment agreement between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 28, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

	Number of Shares	Percentage of
	Beneficially	Outstanding
Name	Owned(1)	Common Stock

Non-employees and directors:
Richard L. Chang, director (2)	19,847,718	39.70%
Ben Chang	4,947,570	9.90%
Chew Chuan Tin	4,750,000	9.50%
Livat PTE. LTD.	4,250,000	8.50%
Arcview Global PTE. LTD.	2,500,000	5.00%

Named Executive Officers:
Dr. McCoy Moretz, Chief Executive Officer and Chief Financial Officer	2,945,508	5.89%
Common shares beneficially owned by affiliates, directors and officers as a group (6 persons)	39,240,796	78.48%

___________

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of September 3, 2018, there were 135,800,000 shares of our common stock issued and outstanding.
(2)	As of September 27, 2018, the Company issued 2,000,000 preferred shares beneficially owned by Richard L. Chang, director representing 100% of the issued and outstanding preferred stock having 1000 to 1 voting rights over shares of the Company’s common stock.

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

There is no public trading market for our common stock. There are currently 60,000,000 outstanding five-year cashless warrants outstanding, $400,000 in face value of promissory convertible notes plus accrued interest outstanding to be converted into common shares at any time by the holder at a conversion price of $.50 per share; and automatically converts into share of Company common stock at a conversion price of $.50 per share upon the Company’s completion of a financing in the minimum amount of $5,000,000. There are 18 holders of record for our common stock who owns 135,800,000 shares of our common stock and one holder of 2,000,000 of preferred restricted shares. No stock options have been issued by the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, Fruci & Associates II, PLLC and

Bharat Parikh & Associates for the fiscal years ended May 31, 2018 and 2017, for the categories of services indicated.

	Years Ended May 31,
Category	2017	2016
Audit Fees	$15,900	$6,500
Audit related fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,900	$6,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment (2)
3.1.2	Certificate of Amendment (2)
3.1.3	Articles of Merger, dated July 18, 2017 (3)
3.1.4	Certificate of Amendment, dated July 26, 2017 (3)
3.2	Bylaws (1)
10.2	Asset Assignment Agreement (4)
10.3	Amendment dated June 28, 2017 to Promissory Notes dated January 27, 2017 and April 7, 2017 with Bakken Development LLC (4)
10.4	Promissory Convertible Noted dated June 28, 2017 with Bakken Development LLC in the principal amount of $400,000 (4)
10.5	Consulting Agreement dated June 28, 2017 with Apica Investments Limited (4)
10.6	Common Stock Purchase Warrant dated June 28, 2017 with Apica Investments Limited (4)
10.7	Consulting Agreement dated June 28, 2017 with Brighton Capital, Ltd. (4)
10.8	Common Stock Purchase Warrant dated June 28. 2017 with Brighton Capital, Ltd. (4)
10.9	Consulting Agreement dated June 28, 2017 with Rafferty Finance S.A. (4)
10.1	Common Stock Purchase Warrant dated June 28, 2017 with Rafferty Finance S.A. (4)
10.11	Common Stock Purchase Warrant dated June 28, 2017 with Dr. McCoy Moretz (4)
10.12	Common Stock Purchase Warrant dated June 28, 2017 with Imagic, LLC (4)
10.13	Common Stock Purchase Warrant dated June 28, 2017 with SD Law Group APC (4)
10.14	Resignation of Antonio Treminio (4)
10.16	Employment Agreement dated July 8, 2017 with Dr. McCoy Moretz (5)
10.17	Consulting Agreement dated July 8, 2017 with Richard L. Chang Holdings LLC (5)
10.18	Support and Collaboration Agreement dated July 11, 2017 with Rich Pharmaceuticals, Inc. (5)
10.19	Equity Financing Agreement dated November 15, 2017 with GHS Investments, LLC (6)
10.2	Registration Rights Agreement dated November 15, 2017 with GHS Investments, LLC (6)
10.21	Promissory Note in the amount of $15,000 dated November 15, 2017 with GHS Investments, LLC (6)
10.22	Consulting Agreement dated June 1, 2018 with Richard L. Chang Holdings, LLC
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer of Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on October 13, 2015.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 31, 2017
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 1, 2017
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 10, 2017
(5)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 12, 2017
(6)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 16, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPGEN INC.

Date: October 3, 2018	By:	/s/ Dr. McCoy Moretz
	Name:	Dr. McCoy Moretz
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

